Form 10-Q
period 1994-03-31
ATLANTIC SOUTHEAST AIRLINES INC
filed 1994-05-13
CIK 702720

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March  31, 1994

                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                         Commission File Number 0-11097

                         Atlantic Southeast Airlines, Inc.
                         ---------------------------------
             (Exact name of registrant as specified in its charter)


                Georgia                            58-1354495
                -------                            ----------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification Number )



        100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia 30354
        ----------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number including area code: (404) 766-1400


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes X       No
   ---        ---

As of May 6, 1994 there were 34,348,991 shares of common stock outstanding.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX


                                                               Page No.
 Part I-Financial Information


    Item 1. Consolidated Financial Statements
      Balance Sheets- March 31, 1994 and December 31, 1993
        Assets                                                        3
        Liabilities and Shareholders' Equity                          4

      Statements of Income- Three months ended
        March 31, 1994 and March 31, 1993                             5

      Statements of Cash Flows- Three months ended
        March 31, 1994 and March 31, 1993                             6

      Condensed Notes to Consolidated Financial Statements            7

    Item 2. Management's Discussion and Analysis of
      Financial Condition and Results of Operations                   8

 Part II-Other Information

    Item 6. Exhibits and Reports on Form 8-K                         10

 Signatures                                                          11

 Exhibits
    10(a)   Credit Agreement with Trust Company Bank dated
            as of April 20, 1994
    10(b)   Collateral Assignment of Purchase Agreement with
            Trust Company Bank dated as of April 20, 1994 with
            respect to ATR72 Purchase Agreement between the
            Company and Avions de Transport Regional dated
            February 10, 1993 and related letter agreements
    11      Statement Re: Computation of Per Share Earnings

 Part I- Financial Information
      Item 1. Consolidated Financial Statements

                                                    ATLANTIC SOUTHEAST AIRLINES, INC.
                                                      CONSOLIDATED BALANCE SHEETS
                                                      (In Thousands of Dollars)

                                                  March 31,               December 31,
                                                    1994                      1993
                                               ------------               ------------
                                                (unaudited)                (audited)
 Assets
 Current Assets
   Cash and cash equivalents                        $78,244                   $52,835
   Marketable securities                             90,894                   113,094
   Accounts receivable                                9,266                     6,945
   Expendable parts                                   5,942                     6,362
   Other current assets                               3,011                     3,092
                                               ------------             -------------

                                                    187,357                   182,328

 Property and Equipment
   Flight equipment                                 414,041                   412,125
   Other property and equipment                       7,188                     7,126
   Advance payments on property and equipment         7,567                       598
                                               ------------             -------------
                                                    428,796                   419,849
   Less accumulated depreciation and
     amortization                                   144,211                   137,514
                                               ------------             -------------
                                                    284,585                   282,335

 Other Assets
   Excess of cost over fair value of
     tangible assets acquired                         3,049                     3,075
   Other assets                                       6,748                     6,861
                                               ------------             -------------
                                                      9,797                     9,936

 Total Assets                                      $481,739                  $474,599
                                               ============             =============


 See condensed notes to consolidated financial statements.

                                                  ATLANTIC SOUTHEAST AIRLINES, INC.
                                                    CONSOLIDATED BALANCE SHEETS
                                                     (In Thousands of Dollars)


                                                March 31,                 December 31,
                                                  1994                        1993
                                              --------------              ------------
                                                (unaudited)                (audited)
 Liabilities and Shareholders' Equity
 Current Liabilities
   Current portion of long-term debt                $26,035                   $25,981
   Accounts payable                                  11,298                    11,710
   Air traffic liability                                251                     1,723
   Accrued payroll and related expenses               8,252                     9,465
   Accrued interest payable                           1,943                     1,642
   Other accrued expenses                             1,430                       591
   Income taxes payable                               7,583                     4,241
                                              -------------              ------------
                                                     56,792                    55,353

 Long-Term Debt                                     130,362                   135,963

 Noncurrent Liabilities                                 450                       409

 Deferred Income Taxes                               59,095                    57,787

 Shareholders' Equity
    Common Stock, $.10 par value; authorized
     50,000,000 shares; issued 1994 - 34,348,991
     shares; 1993- 34,339,772 shares                  3,435                     3,434
    Capital in Excess of Par Value                   44,808                    44,458
    Retained Earnings                               186,797                   177,195
                                              -------------              ------------
                                                    235,040                   225,087

 Total Liabilities and Shareholders' Equity        $481,739                  $474,599
                                              =============              ============




 See condensed notes to consolidated financial statements.

                                                     ATLANTIC SOUTHEAST AIRLINES, INC.
                                                    CONSOLIDATED STATEMENTS OF INCOME
                                           (In Thousands of Dollars Except Per Share Amounts)
                                                            (Unaudited)

                                                        For The Three Months Ended
                                                                March 31,
                                                 ----------------------------------------
                                                     1994                      1993
 Operating revenues:
   Passenger                                        $73,530                   $63,233
   Other                                              1,488                     1,236
   Total operating revenues                          75,018                    64,469
                                                -----------                ----------
 Operating expenses:
  Flying operations                                  15,842                    11,572
  Maintenance                                        12,320                     8,806
  Passenger service                                   3,224                     2,374
  Aircraft and traffic servicing                      8,952                     6,901
  Promotion, sales and advertising                    6,795                     5,909
  General and administrative                          1,706                    11,473
  Depreciation, amortization and obsolescence         6,257                     5,804
  Other                                                  81                        59
                                                -----------                ----------
  Total operating expenses                           55,177                    52,898

 Income from operations                              19,841                    11,571

 Non-operating (income) expenses, net:
   Interest income                                   (1,415)                   (1,152)
   Interest expense                                   1,127                     1,408
   Other                                                 14                        (4)
                                                -----------                ----------
                                                       (274)                      252
 Income before income taxes and cumulative
    effect of change in accounting for
    income taxes                                     20,115                    11,319

 Income taxes: Note 3
    Current                                           6,457                     3,613
    Deferred                                          1,308                       632
                                                -----------                ----------
                                                      7,765                     4,245

 Income before cumulative effect of
    accounting change                                12,350                     7,074

 Cumulative effect of change in method of
    accounting for income taxes-Note 3               -                          4,212
                                                -----------                ----------
 Net income                                         $12,350                   $11,286

 Earnings per share:
   Income before cumulative effect of
    accounting change                                 $0.36                     $0.21

    Cumulative effect of accounting change           -                          $0.12

    Net income                                        $0.36                     $0.33

 Cash dividends per common share                      $0.08                     $0.07

 Weighted number of common shares outstanding    34,434,190                34,301,567

 See condensed notes to consolidated financial statements.

                                                    ATLANTIC SOUTHEAST AIRLINES, INC.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (In Thousands of Dollars)
                                                              (Unaudited)

                                                       For The Three Months Ended
                                                                March 31,
                                                  -----------------------------------
                                                      1994                      1993
 OPERATING ACTIVITIES
 Net income                                         $12,350                   $11,286
 Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation                                       5,985                     5,616
   Amortization and provision for obsolescence          272                       188
   Provision for uncollectible accounts                  30                      (270)
   Increase in allowance for maintenance              1,421                     1,096
   Deferred income taxes                              1,308                    (3,580)
   Other                                                376                       849
 Changes in operating assets and liabilities:
   Accounts receivable                               (2,351)                      264
   Expendable parts                                     290                        81
   Other assets                                         106                    (1,667)
   Accounts payable                                    (412)                    2,615
   Other liabilities                                   (633)                    1,129
   Payroll and related liabilities                   (1,172)                    9,031
   Accrued interest payable                             301                       193
   Income taxes payable                               3,342                     2,702
                                                  ---------                 ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES           21,213                    29,533

 INVESTING ACTIVITIES
 Purchase of marketable securities                  (26,760)                  (33,274)
 Proceeds from sale of marketable securities         48,960                    40,113
 Proceeds from disposal of property and
    equipment                                            11                         8
 Purchases of property and equipment including
    advance payments                                 (9,691)                   (8,749)
 Other                                                  (29)                        8
                                                  ---------                 ---------
 NET CASH USED IN INVESTING ACTIVITIES               12,491                    (1,894)

 FINANCING ACTIVITIES
 Proceeds from long-term debt                             0                     5,490
 Principal payments on long-term debt                (5,547)                  (12,586)
 Dividends paid                                      (2,748)                   (2,395)
                                                  ---------                 ---------
 NET CASH USED IN FINANCING ACTIVITIES               (8,295)                   (9,491)

 INCREASE IN CASH AND CASH EQUIVALENTS               25,409                    18,148
 Cash and cash equivalents at beginning
    of period                                        52,835                    58,122
                                                  ---------                 ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD         $78,244                   $76,270
                                                  =========                 =========

 See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying condensed (unaudited) consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1994 and results of operations for the three-month periods ended March 31, 1994 and 1993 and cash flows for the three-month periods ended March 31, 1994 and 1993. The accounting adjustments contained in the financial
         statements are of a normal recurring nature.   Certain information and
         footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1993 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on March 30, 1994.

2. Results of operations for the three-month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the year.

3. The provisions for income taxes were computed at the estimated annualized effective tax rates. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. As permitted by Statement 109, the Company elected not to restate the financial statements of any prior
         years.   The cumulative effect of the change increased net income by
         $4,212,300 or $.12 per share for the three months ended March 31, 1993.

4. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding.

5. Marketable securities, which consist of investments with maturity dates longer than three months, are stated at the lower of cost or market value.

6. Certain amounts as previously reported have been reclassified to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company increased cash, cash equivalents and investments in marketable securities by $3.2 million during the first three months of 1994. Cash generated from operating activities was $21.2 million. The Company purchased $2.7 million of property and equipment, paid $7.1 million in advance payments on four ATR72 aircraft to be purchased, retired $5.5 million of debt
and paid $2.7 million in dividends.   Working capital was $130.6 million with a
current ratio of 3.3:1 at March 31, 1994, which compares to working capital of $127.0 million and the same current ratio of 3.3:1 at December 31, 1993. The Company has available a $3 million unsecured line of credit with one of its banks. As of March 31, 1994, a letter of credit for $895,000 was outstanding against this line of credit.

         In February 1994 the Company, through an amendment to a February
1993 Purchase Agreement, exercised its option to purchase four ATR72 aircraft from the manufacturer. These four aircraft will be delivered during the second quarter of 1994. These aircraft will be used to enter a new market, replace two Dehavilland DHC-7 aircraft that are being retired and increase capacity in existing markets. In April 1994, the Company entered into a credit agreement with one of its banks to provide financing for approximately $43 million, which is a majority of the purchase price of these four aircraft. This debt will be repaid over twelve years in semi-annual installments. All other property and equipment purchases during the first quarter of 1994 were funded
from the Company's cash reserves and internally generated funds.   Current
maturities of long-term debt and other capital expenditures for 1994 will be funded from the Company's cash reserves and will not require the use of additional external funds.

         The long-term debt to equity ratio was .55:1 at March 31, 1994 compared with .6:1 at December 31, 1993. Long-term debt was $130.4 million at March 31, 1994 compared to $136.0 million at the end of 1993. This decrease was the result of $5.5 million in scheduled debt payments.

         Net worth increased $10.0 million primarily due to earnings in the first quarter of 1994 of $12.3 million, net of $2.7 million in dividends.

         In the first quarter of 1994, the Company declared a quarterly cash dividend of $.08 per share as compared to $.07 per share for the similar period of 1993.

Results of Operations

         The Company set first quarter records in total revenues, net income and the number of passengers carried. Revenues were $75.0 million for the three months ended March 31, 1994 compared to $64.5 million in 1993, an increase of 16 percent. The Company's net income was $12.3 million or $.36 per share in the first three months of 1994 compared to $7.1 million or $.21, before giving effect to the accounting change, in the same period of 1993. Including the additional income of $4.2 million due to the cumulative effect of the change in accounting principle as required by the adoption of Statement of Financial Standards No. 109 "Accounting for Income Taxes", first quarter 1993 net income was $11.3 million or $.33 per share.

         The number of passengers carried increased 27 percent and the average passenger trip length increased seven percent for a 36 percent increase in revenue passengers miles ("RPM's") flown. This increase in RPM's, offset by a 14 percent decrease in the average passenger mile yield to $.416, resulted in a 16 percent increase in passenger revenue to $73.5 million for the quarter ended March 31, 1994.

         Operating expenses increased four percent to $55.2 million for the quarter ended March 31, 1994. The Company increased capacity (available seat miles "ASM's") by 37 percent and experienced a 24 percent decrease in the cost per ASM flown to $.141 in the first quarter of 1994 compared to $.185 in the first quarter of 1993. The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended March 31, 1994 and 1993:

                                            Cost per ASM                 % Operating  Cost
                                           Quarter Ended                   Quarter Ended
                                              March 31,                      March 31,
                                       -------------------------------------------------------
                                         1994            1993             1994            1993
                                       -------------------------------------------------------
Labor and related                       $.037           $.080              27%            43%
Fuel                                     .015            .018              10             10
Direct maintenance                       .023            .024              16             13
Passenger related                        .017            .019              12             10
Depreciation and aircraft rent           .022            .020              15             11
Other                                    .027            .024              20             13
                                        -----------------------------------------------------
Total operating expense                 $.141           $.185             100%           100%



         Labor and related costs decreased to $14.7 million for the first quarter of 1994 compared to $22.8 million for the same period in 1993. The number of employees grew 19 percent from 1,786 to 2,125 as of March 31, 1994. In conjunction with this, salary and related expense increased $2.7 million or 21 percent in the first quarter of 1994. Included in the first quarter of 1993 is a $9.8 million expense accrual associated with the Company's stock appreciation rights ("SARs") plan. The unusual size of the SARs accrual was due to a 50 percent rise in the Company's stock price during the first quarter of 1993.

         Fuel expense decreased to $.015 per ASM for the first three months of 1994 compared to $.018 per ASM for the same period in 1993. Fuel expense went up $.5 million spread over a 37 percent increase in ASM's. The average price per gallon decreased 11 percent to $.622 from $.701 while total fuel consumption increased 24 percent.

         Direct maintenance cost, excluding labor and related expenses, increased 30 percent to $9.0 million in the first quarter of 1994. The increase was due primarily to a 37 percent increase in capacity and the timing for scheduled maintenance inspections and overhauls of time controlled components.

         Depreciation and aircraft rent increased 48 percent to $8.4 million for the quarter ended March 31, 1994. This increase was due primarily to rent expense associated with eight ATR72 aircraft which were acquired in the second and third quarters of 1993.

         The Company's break-even load factor decreased to 33% for the first quarter of 1994 compared to 37.6 % for the same period a year ago. This decrease was primarily the result of lower ASM cost as discussed above.





Part II-Other Information

Item 6.         Exhibits and Reports on Form 8-K
(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         10(a)  Credit Agreement with Trust Company Bank dated as of April 20,
                1994

         10(b) Collateral Assignment of Purchase Agreement with Trust Company Bank dated as of April 20, 1994 with respect to ATR72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements


         11     Statement Re: Computation of Per Share Earnings



(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 31, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               Atlantic Southeast Airlines, Inc.

                                               /s/ Ronald V. Sapp
                                               ---------------------------------
                                               Ronald V. Sapp
                                               V.P. Finance, Treasurer and
                                               Chief Financial Officer



Date: May 13, 1994