Form 10-Q
period 1994-06-30
ATLANTIC SOUTHEAST AIRLINES INC
filed 1994-08-11
CIK 702720

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -------------------------------
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from        to
                                                 --------  --------

                         Commission File Number 0-11097

                      Atlantic Southeast Airlines, Inc.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                            58-1354495
- - -------------------------------                        ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification Number)

        100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia 30354
        ----------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

Registrant's telephone number including area code: (404) 766-1400
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                Yes  X     No
                                    ---       ---

As of August 8, 1994 there were 34,248,707 shares of common stock outstanding.

                      ATLANTIC SOUTHEAST AIRLINES, INC.
                                    INDEX


Part I-Financial Information                                                                                Page No.
         Item 1. Consolidated Financial Statements
           Balance Sheets- June 30, 1994 and December 31, 1993
             Assets                                                                                            3
             Liabilities and Shareholders' Equity                                                              4

           Statements of Income- Three months and six months
             ended June 30, 1994 and June 30, 1993                                                             5

           Statements of Cash Flows- Six months ended
             June 30, 1994 and June 30, 1993                                                                   6

           Condensed Notes to Consolidated Financial Statements                                                7

         Item 2. Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                     8

Part II-Other Information

         Item 4. Submission of Matters to a Vote of Security Holders                                          11

         Item 6. Exhibits and Reports on Form 8-K                                                             11

Signatures                                                                                                    12

Exhibits
    11      Statement Re: Computation of Per Share Earnings                                                   13

Part I- Financial Information
     Item 1. Consolidated Financial Statements
                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                                       June 30,                          December 31,
                                                                        1994                                 1993
                                                                      -----------                        ------------
                                                                      (unaudited)                         (audited)
Assets
Current Assets
 Cash and cash equivalents                                              $  70,206                         $  52,835
 Marketable securities                                                    105,663                           113,094
 Accounts receivable                                                       10,202                             6,945
 Expendable parts                                                           7,076                             6,362
 Other current assets                                                       2,882                             3,092
                                                                        ---------                         ---------

                                                                          196,029                           182,328

Property and Equipment
 Flight equipment                                                         468,251                           412,125
 Other property and equipment                                               7,581                             7,126
 Advance payments on property and equipment                                   299                               598
                                                                        ---------                         ---------
                                                                          476,131                           419,849
 Less accumulated depreciation and amortization                           150,424                           137,514
                                                                        ---------                         ---------

                                                                          325,707                           282,335


Other Assets
 Excess of cost over fair value of
      tangible assets acquired                                              3,023                             3,075
 Other assets                                                               6,478                             6,861
                                                                        ---------                         ---------

                                                                            9,501                             9,936

Total Assets                                                            $ 531,237                         $ 474,599
                                                                        =========                         =========


See condensed notes to consolidated financial statements.

                      ATLANTIC SOUTHEAST AIRLINES, INC.
                         CONSOLIDATED BALANCE SHEETS
                          (In Thousands of Dollars)



                                               June 30,                  December 31,
                                                 1994                       1993
                                               --------                   --------
                                              (unaudited)                 (audited)

Liabilites and Shareholders' Equity
Current Liabilities
 Current portion of long-term debt             $ 28,674                   $ 25,981
 Accounts payable                                17,269                     11,710
 Air traffic liability                              447                      1,723
 Accrued payroll and related expenses             5,425                      9,465
 Accrued interest payable                         1,883                      1,642
 Other accrued expenses                           2,742                        591
 Income taxes payable                             2,552                      4,241
                                               --------                   --------
                                                 58,992                     55,353


Long-Term Debt                                  164,193                    135,963

Noncurrent Liabilities                              481                        409

Deferred Income Taxes                            61,320                     57,787

Shareholders' Equity
  Common Stock, $.10 par value; authorized
   50,000,000 shares; issued 1994-34,348,991
   shares; 1993- 34,339,772 shares                3,435                      3,434
  Capital in Excess of Par Value                 44,808                     44,458
  Retained Earnings                             200,632                    177,195
  Treasury Stock; 115,000 shares                 (2,624)                         -
                                               --------                   --------
                                                246,251                    225,087

Total Liabilities and Shareholders' Equity     $531,237                   $474,599
                                               ========                   ========


See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                  (Unaudited)

                                                                For The Three Months Ended             For The Six Months Ended
                                                                         June 30,                              June 30,
                                                              -----------------------------          -----------------------------
                                                                 1994               1993                1994               1993
Operating revenues:
 Passenger                                                   $    80,406        $    68,713         $   153,936        $   131,946
 Other                                                             1,627              1,140               3,115              2,376
                                                              ----------         ----------          ----------         ----------
 Total operating revenues                                         82,033             69,853             157,051            134,322

Operating expenses:
 Flying operations                                                16,317             12,761              32,159             24,333
 Maintenance                                                      11,395             10,412              23,715             19,218
 Passenger service                                                 3,459              2,688               6,683              5,062
 Aircraft and traffic servicing                                    8,947              7,002              17,899             13,903
 Promotion, sales and advertising                                  8,438              7,140              15,233             13,049
 General and administrative                                          122              2,950               1,828             14,423
 Depreciation, amortization and obsolescence                       6,671              5,880              12,928             11,684
 Other                                                                52                 38                 133                 97
                                                              ----------         ----------          ----------         ----------
  Total operating expenses                                        55,401             48,871             110,578            101,769

Income from operations                                            26,632             20,982              46,473             32,553

Non-operating (income) expenses, net:
 Interest income                                                  (1,688)            (1,197)             (3,103)            (2,349)
 Interest expense                                                  1,344              1,286               2,471              2,694
 Other                                                               (27)                (1)                (13)                (5)
                                                              ----------         ----------          ----------         ----------
                                                                    (371)                88                (645)               340
Income before income taxes and cumulative effect
  of change in accounting for income taxes                        27,003             20,894              47,118             32,213

Income taxes: Note 3
  Current                                                          8,198              5,729              14,655              9,342
  Deferred                                                         2,225              2,106               3,533              2,738
                                                              ----------         ----------          ----------         ----------
                                                                  10,423              7,835              18,188             12,080

Income before cumulative effect of accounting change              16,580             13,059              28,930             20,133

Cumulative effect of change in method of
 accounting for income taxes-Note 3                                    -                  -                   -              4,212
                                                              ----------         ----------          ----------         ----------
Net income                                                   $    16,580        $    13,059         $    28,930        $    24,345
                                                              ==========         ==========          ==========         ==========
Earnings per share:
Income before cumulative effect of accounting change         $      0.48        $      0.38         $      0.84        $      0.59

Cumulative effect of accounting change                                 -                  -                   -        $      0.12
                                                              ----------         ----------          ----------         ----------
Net income                                                   $      0.48        $      0.38         $      0.84        $      0.71
                                                              ==========         ==========          ==========         ==========
Cash dividends per common share                                     0.08               0.07                0.16               0.14

Weighted number of common shares outstanding                  34,383,247         34,419,439          34,408,578         34,360,829



See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                           For The Six Months Ended
                                                                                   June 30,
                                                                           ------------------------
                                                                             1994           1993
OPERATING ACTIVITIES
Net income                                                                 $28,930        $24,345
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                              12,377         11,290
  Amortization and provision for obsolescence                                  551            394
  Provision for uncollectible accounts                                          60           (240)
  Increase in allowance for maintenance                                      3,024          2,476
  Deferred income taxes                                                      3,533         (1,634)
  Other                                                                        375          5,212
Changes in operating assets and liabilities:
  Accounts receivable                                                       (3,317)         1,036
  Expendable parts                                                            (978)        (1,095)
  Other assets                                                                 166         (2,800)
  Accounts payable                                                           5,559          3,359
  Other liabilities                                                            875            301
  Payroll and related liabilities                                           (3,968)         1,783
  Accrued interest payable                                                     241           (322)
  Income taxes payable                                                      (1,689)           109
                                                                           -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   45,739         44,214

INVESTING ACTIVITIES
Purchase of marketable securities                                          (65,651)       (67,217)
Proceeds from sale of marketable securities                                 73,082         70,598
Decrease in restricted cash                                                    265            265
Proceeds from disposal of property and equipment                                14             37
Purchases of property and equipment including
 advance payments                                                          (58,812)       (15,689)
Other                                                                          (72)             9
                                                                           -------        -------
NET CASH USED IN INVESTING ACTIVITIES                                      (51,174)       (11,997)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                43,782          5,490
Principal payments on long-term debt                                       (12,859)       (19,848)
Dividends paid                                                              (5,493)        (4,798)
Purchase of treasury stock                                                  (2,624)             -
                                                                           -------        -------
NET CASH USED IN FINANCING ACTIVITIES                                       22,806        (19,156)

INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                             17,371         13,061
Cash and cash equivalents at beginning of period                            52,835         58,122
                                                                           -------        -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $70,206        $71,183

See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
             Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying condensed (unaudited) consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1994 and results of operations for the three and six-month periods ended June 30, 1994 and 1993 and cash flows for the six-month periods ended June 30, 1994 and 1993. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1993 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on March 30, 1994.

2. Results of operations for the three and six-month periods ended June 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the year.

3. The provisions for income taxes were computed at the estimated annualized effective tax rates. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income by $4,212,300 or $.12 per share for the six months ended June 30, 1993.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Working capital increased to $137.0 million with a current ratio of 3.3:1 at June 30, 1994, which compares with working capital of $127.0 million and the same current ratio at December 31, 1993. During the six months ended June 30, 1994, the Company generated $45.7 million in cash from operations and had proceeds from long-term debt of $43.8 million. These cash inflows were offset by a $58.8 million investment in property and equipment, $12.9 million of debt retirement, $5.5 million of dividends paid and $2.6 million of treasury stock purchases. The Company has available a $3 million unsecured line of credit with one of its banks. As of June 30, 1994, a letter of credit for $895,000 was outstanding against this line of credit.
         Total assets increased by $56.6 million to $531.2 million at June 30, 1994 primarily due to a $43.3 million increase in net property and equipment. During the second quarter of 1994, the Company accepted delivery of four ATR72 aircraft from the manufacturer. A majority of the purchase price of these four aircraft was provided by bank financing. This debt will be repaid over twelve years in semi-annual installments. These aircraft have been used to enter a new market, replace two Dehavilland DHC-7 aircraft that were retired at May 31, 1994 and increase capacity in existing markets. Current maturities of long-term debt and other capital expenditures for 1994 will be funded from the Company's cash reserves and will not require the use of additional external funds.
         In May 1994, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock on the open market. The Company will use part of its available cash balances to repurchase such shares. The stock repurchased will be used for compensation programs or other general corporate purposes. As of June 30, 1994, the Company had repurchased 115,000 shares of its common stock on the open market.
         The long-term debt to equity ratio was .67:1 at June 30, 1994 compared with .6:1 at December 31, 1993. Long-term debt increased to $164.2 million from $136.0 million at the end of 1993. The Company added $41.1 million of long-term debt associated with new aircraft financing and paid $12.9 million of scheduled debt payments.
         Shareholders' equity per share increased to $7.19 at June 30, 1994 from $6.55 at the end of 1993. Net worth increased $21.2 million primarily due to net income of $28.9 million in the first six months of 1994 offset by dividends paid of $5.5 million and treasury stock purchases of $2.6 million.

Results of Operations
For the three months ended June 30, 1994 and 1993

         The second quarter of 1994 exceeded all previous levels for net income, revenues earned and traffic carried. Net income for the three months ended June 30, 1994 increased 27 percent to $16.6 million or $.48 per share from $13.1 million or $.38 per share in the same quarter last year.

         The number of passengers carried increased 25 percent and the average trip length increased five percent for a 32 percent increase in revenue passenger miles ("RPMs") flown. This increase in RPMs, offset by an 11 percent decrease in the average passenger mile yield to $.402 from $.453, resulted in a 17 percent increase in passenger revenue to $80.4 million for the quarter ended June 30,1994.
         During the second quarter of 1994, the Company began service to Houston/Hobby Airport, Texas from its Dallas/Fort Worth hub and to Savannah, Georgia from its Atlanta hub. The Company plans to add service to Lynchburg, Virginia and Monroe, Louisiana from its Atlanta and Dallas/Fort Worth hubs,respectively, during the third quarter.
          Operating expenses increased approximately 13 percent in the second quarter of 1994 compared to the same period last year. The Company increased capacity (available seat miles "ASM's") by 31 percent and experienced a 13 percent decrease in cost per ASM flown to $.135 in the second quarter of 1994 compared to $.156 in the second quarter of 1993. The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended June 30, 1994 and 1993:

                                         Cost per ASM          % Operating Cost
                                         Quarter Ended           Quarter Ended
                                           June 30,                 June 30,
                                     ------------------------------------------
                                     1994          1993         1994       1993
                                     ------------------------------------------
Labor and related                    $.032         $.045         24%        29%
Fuel                                  .014          .018         10         11
Direct maintenance                    .020          .023         15         15
Passenger related                     .019          .021         14         14
Depreciation and aircraft rent        .021          .020         16         13
Other                                 .029          .029         21         18
                                     -----------------------------------------
Total operating expense              $.135         $.156        100%       100%

         Labor and related costs decreased to $13.0 million for the second quarter of 1994 compared to $14.2 million for the same period in 1993. The number of employees grew 15 percent from 1,866 to 2,147 as of June 30, 1994. Salary and related expenses increased $2.3 million or 17 percent in the second quarter of 1994. Included in the second quarter of 1994 is a $2.8 million credit to expense associated with the Company's stock appreciation rights ("SARs") plan versus a $.7 million charge for the same period last year. This reversal of previously accrued expense in the second quarter of 1994 resulted from a decrease in the Company's stock price.

         Fuel expense decreased to $.014 per ASM for the second quarter of 1994 compared to $.018 per ASM for the same period in 1993. Fuel expense went up
$.2 million spread over a 31 percent increase in ASM's. The average price per gallon decreased 13 percent to $.609 from $.699 while total fuel consumption increased 19 percent.

         Direct maintenance cost, excluding labor and related expenses, increased 13 percent to $8.0 million for the quarter ended June 30, 1994. This increase was due primarily to a 31 percent increase in capacity and the timing for scheduled maintenance inspections and overhauls of time controlled components.

         Depreciation and aircraft rent increased 42 percent to $8.8 million for the quarter ended June 30, 1994. This increase was due primarily to rent and depreciation expense associated with the ten aircraft which were acquired in the twelve months ended June 30, 1994.
         The break-even load factor declined to 32.7% for the three months ended June 30, 1994 compared to 34.0% for the same period last year. This decrease was primarily the result of lower ASM cost as discussed above.


For the six months ended June 30,1994 and 1993

         Passenger revenue increased 17 percent to $153.9 million in the first six months of 1994 primarily due to a 34 percent increase in RPMs offset by a 13 percent decrease in the average yield per passenger mile to $.409 from $.468. The number of passengers carried increased 26 percent to 1.5 million passengers in the first six months of 1994. The average passenger trip length increased six percent to 249 miles in 1994 from 235 miles in 1993.
         Operating expenses increased nine percent during the six month period ended June 30, 1994. The Company increased capacity ("ASM's") by 34 percent and experienced a 19 percent decrease in the cost per ASM to $.138 from $.170.
The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the six month periods ended June 30, 1994 and 1993:

                                     Cost per ASM          % Operating Cost
                                     Year to Date            Year to Date
                                       June 30,                 June 30,
                                  -----------------------------------------
                                  1994         1993        1994        1993
                                  -----------------------------------------
Labor and related                 $.035        $.062        25%         36%
Fuel                               .014         .018        11          11
Direct maintenance                 .021         .023        15          14
Passenger related                  .018         .021        13          12
Depreciation and aircraft rent     .022         .020        16          12
Other                              .028         .026        20          15
                                  ----------------------------------------
Total operating expense           $.138        $.170       100%        100%

         Labor and related costs decreased to $27.7 million for the six months ended June 30, 1994 from $37.0 million for the six months ended June 30, 1993. The number of employees grew 15 percent from 1,866 to 2,147 as of June 30, 1994 and, in turn, salary and related expense increased $4.9 million or 19 percent. Included in the first six months of 1993 was $10.6 million of expense associated with the Company's stock appreciation rights plan, for which expenses are accrued based on increases in the Company's stock price. The first six months of 1994 included a $3.6 million credit which resulted from a decrease in the Company's stock price and reversed previously accrued expenses associated with stock appreciation rights.
         Fuel expense decreased to $.014 per ASM for the six months ending June 30, 1994 compared to $.018 for the same period in 1993. Fuel expense went up

$.7 million spread over a 34 percent increase in ASM's. The average price per gallon decreased 12 percent to $.616 from $.700 while total fuel consumption increased 21 percent.
         Direct maintenance cost, excluding labor and related expenses, increased 21 percent to $17.0 million for the six months ended June 30, 1994. This increase was due primarily to a 34 percent increase in capacity and the timing for scheduled maintenance inspections and overhauls of time controlled components.
         Depreciation and aircraft rent increased 45 percent to $17.3 million for the six months ended June 30, 1994. This increase was due primarily to rent and depreciation associated with the ten aircraft which were acquired in the twelve months ended June 30, 1994.

                                    PART II

Item 4.          Submission of Matters to a Vote of Security Holders
                 The Annual Meeting of Shareholders of Atlantic Southeast Airlines, Inc. was held Wednesday, May 25, 1994. The only matter submitted to a vote of the shareholders at this meeting was the election of directors. John W. Beiser; Julius P. Gwin; Russell H. Heil; Jean A. Mori; Parker H. Petit; George F. Pickett, Jr.; Alan M. Voorhees; and Ralph W. Voorhees were elected at the Annual Meeting by the holders of Common Stock by the following vote: (a) Mr. Beiser: 28,615,306 votes for and 121,973 votes withheld, (b) Mr. Gwin: 28,591,302 votes for and 145,977 votes withheld, (c) Mr. Heil: 28,628,213 votes for and 109,066 votes withheld, (d) Mr. Mori: 28,625,785 votes for and 111,494 votes withheld, (e) Mr. Petit: 28,573,801 votes for and 163,478 votes withheld, (f) Mr. Pickett: 28,611,511 votes for and 125,768 votes withheld, (g) Mr. Alan Voorhees:
                 28,613,526 votes for and 123,753 votes withheld and (h) Mr. Ralph Voorhees: 28,614,276 votes for and 123,003 votes withheld. There are no abstentions or broker non-votes for purposes of any such votes.

Item 6.          Exhibits and Reports on Form 8-K
(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         11      Statement Re: Computation of Per Share Earnings

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended June 30, 1994.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                             Atlantic Southeast Airlines, Inc.

                                             /s/ Ronald V. Sapp
                                             ------------------
                                             Ronald V. Sapp
                                             V.P. Finance, Treasurer and
                                             Chief Financial Officer

Date: August 11,1994