Form 10-Q
period 1994-09-30
ATLANTIC SOUTHEAST AIRLINES INC
filed 1994-11-14
CIK 702720

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------
             [ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       OR
             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                         Commission File Number 0-11097

                       Atlantic Southeast Airlines, Inc.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


                 Georgia                                    58-1354495
                 -------                                    ----------
         (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification Number)


         100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia   30354
         ---------------------------------------------------------------------
         (Address of principal executive offices)                   (Zip Code)


         Registrant's telephone number including area code: (404) 766-1400
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days Yes X       No
                                            ---         ---
As of November 8, 1994 there were 33,611,207 shares of common stock outstanding.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX

                                                                                               Page No.
 Part I-Financial Information

       Item 1. Consolidated Financial Statements
          Balance Sheets- September 30, 1994 and December 31, 1993
             Assets                                                                               3
             Liabilities and Shareholders' Equity                                                 4


          Statements of Income- Three months and nine months
            ended September 30, 1994  and September 30, 1993                                      5

          Statements of Cash Flows- Nine months ended
             September 30, 1994 and September 30, 1993                                            6

          Condensed Notes to Consolidated Financial Statements                                    7

       Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                              8

 Part II-Other Information

       Item 6. Exhibits and Reports on Form 8-K                                                  11

 Signatures                                                                                      12

 Exhibits
       11       Statement Re: Computation of Per Share Earnings                                  13

       27       Financial Data Schedule (for the SEC use only)                                   14

 Part I- Financial Information
   Item 1. Consolidated Financial Statements

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                            September 30,                 December 31,
                                                               1994                          1993
                                                            -------------                 ------------
                                                            (unaudited)                    (audited)
 Assets
 Current Assets
   Cash and cash equivalents                                 $ 50,831                      $ 52,835
   Marketable securities                                      134,562                       113,094
   Accounts receivable                                          7,730                         6,945
   Expendable parts                                             7,482                         6,362
   Other current assets                                         2,871                         3,092
                                                             --------                      --------
                                                              203,476                       182,328

 Property and Equipment
   Flight equipment                                           470,174                       412,125
   Other property and equipment                                 7,903                         7,126
   Advance payments on property and equipment                     309                           598
                                                             --------                      --------
                                                              478,386                       419,849
   Less accumulated depreciation and amortization             156,932                       137,514
                                                             --------                      --------
                                                              321,454                       282,335

 Other Assets
   Excess of cost over fair value of
     tangible assets acquired                                   2,996                         3,075
   Other assets                                                 6,178                         6,861
                                                             --------                      --------
                                                                9,174                         9,936

 Total Assets                                                $534,104                      $474,599
                                                             ========                      ========



 See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                                            September 30,                 December 31,
                                                                1994                         1993
                                                            ------------                 ------------
                                                            (unaudited)                   (audited)
 Liabilities and Shareholders' Equity
 Current Liabilities
   Current portion of long-term debt                         $ 28,412                     $  25,981
   Accounts payable                                            14,629                        11,710
   Air traffic liability                                          733                         1,723
   Accrued payroll and related expenses                         5,358                         9,465
   Accrued interest payable                                     2,919                         1,642
   Other accrued expenses                                       2,127                           591
   Income taxes payable                                         2,200                         4,241
                                                             --------                     ---------
                                                               56,378                        55,353

 Long-Term Debt                                               158,700                       135,963

 Noncurrent Liabilities                                           514                           409

 Deferred Income Taxes                                         63,659                        57,787

 Shareholders' Equity
    Common Stock, $.10 par value; authorized
     50,000,000 shares; issued 1994-34,363,707
     shares; 1993- 34,339,772 shares                            3,436                         3,434
    Capital in Excess of Par Value                             45,238                        44,458
    Retained Earnings                                         210,402                       177,195
    Treasury Stock; 170,000 shares                             (4,223)                         -
                                                             --------                     ---------
                                                              254,853                       225,087

 Total Liabilities and Shareholders' Equity                  $534,104                     $ 474,599
                                                             ========                     =========


 See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                  (Unaudited)

                                                          For The Three Months Ended    For The Nine Months Ended
                                                                  September 30,               September 30,
                                                          --------------------------    -------------------------
                                                               1994           1993          1994          1993
 Operating revenues:
   Passenger                                              $    78,407    $    73,310    $   232,343   $   205,256
   Other                                                        1,675          1,293          4,790         3,669
                                                          -----------    -----------    -----------   -----------
   Total operating revenues                                    80,082         74,603        237,133       208,925

 Operating expenses:
  Flying operations                                            16,518         14,484         48,677        38,817
  Maintenance                                                  13,382         12,366         37,097        31,584
  Passenger service                                             3,649          2,982         10,332         8,044
  Aircraft and traffic servicing                                9,283          7,632         27,182        21,535
  Promotion, sales and advertising                              7,788          7,312         23,021        20,361
  General and administrative                                    2,242            640          4,070        15,063
  Depreciation, amortization and obsolescence                   7,004          6,184         19,932        17,868
  Other                                                            42             41            175           138
                                                          -----------    -----------    -----------   -----------
   Total operating expenses                                    59,908         51,641        170,486       153,410

 Income from operations                                        20,174         22,962         66,647        55,515

 Non-operating (income) expenses, net:
   Interest income                                             (2,038)        (1,254)        (5,141)       (3,603)
   Interest expense                                             1,847          1,264          4,318         3,958
   Other                                                          (11)            (7)           (24)          (12)
                                                          -----------    -----------    -----------   -----------
                                                                 (202)             3           (847)          343
 Income before income taxes and cumulative effect
    of change in accounting for income taxes                   20,376         22,959         67,494        55,172

 Income taxes: Note 3
    Current                                                     5,526          6,216         20,181        15,558
    Deferred                                                    2,339          4,343          5,872         7,081
                                                          -----------    -----------    -----------   -----------
                                                                7,865         10,559         26,053        22,639

 Income before cumulative effect of accounting change          12,511         12,400         41,441        32,533

 Cumulative effect of change in method of
    accounting for income taxes-Note 3                         -              -              -              4,212
                                                          -----------    -----------    -----------   -----------
 Net income                                               $    12,511    $    12,400    $    41,441   $    36,745
                                                          ===========    ===========    ===========   ===========
 Earnings per share:
 Income before cumulative effect of accounting change     $      0.37    $      0.36    $      1.21   $      0.95

 Cumulative effect of accounting change                           -              -              -     $      0.12
                                                          -----------    -----------    -----------   -----------
 Net income                                               $      0.37    $      0.36    $      1.21   $      1.07
                                                          ===========    ===========    ===========   ===========
 Cash dividends per common share                          $      0.08    $      0.07    $      0.24   $      0.21

 Weighted number of common shares outstanding              34,276,614     34,418,621     34,364,106    34,380,000

 See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                   For The Nine Months Ended
                                                                                         September 30,
                                                                             ------------------------------------
                                                                               1994                        1993
 OPERATING ACTIVITIES
 Net income                                                                 $  41,441                   $  36,745
 Adjustments to reconcile net income to net
    cash provided by operating activities:
   Depreciation                                                                19,092                      17,218
   Amortization and provision for obsolescence                                    840                         650
   Provision for uncollectible accounts                                            90                        (210)
   Increase in allowance for maintenance                                        4,757                       4,041
   Deferred income taxes                                                        5,872                       2,709
   Other                                                                        1,287                       5,280
 Changes in operating assets and liabilities:
   Accounts receivable                                                           (875)                       (311)
   Expendable parts                                                            (1,529)                     (1,110)
   Other assets                                                                   145                      (2,333)
   Accounts payable                                                             2,919                       2,726
   Other liabilities                                                              546                         762
   Payroll and related liabilities                                             (4,002)                        841
   Accrued interest payable                                                     1,277                          86
   Income taxes payable                                                        (2,041)                      1,597
                                                                            ---------                   ---------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                                     69,819                      68,691

 INVESTING ACTIVITIES
 Purchase of marketable securities                                           (129,853)                   (134,987)
 Proceeds from sale of marketable securities                                  108,385                     121,155
 Decrease in restricted cash                                                      265                         265
 Proceeds from disposal of property and equipment                                  16                          49
 Purchases of property and equipment including
    advance payments                                                          (63,490)                    (33,296)
 Other                                                                            143                      -
                                                                            ---------                   ---------
 NET CASH USED IN INVESTING ACTIVITIES                                        (84,534)                    (46,814)

 FINANCING ACTIVITIES
 Proceeds from long-term debt                                                  43,782                      16,689
 Principal payments on long-term debt                                         (18,614)                    (25,114)
 Dividends paid                                                                (8,234)                     (7,202)
 Purchase of treasury stock                                                    (4,223)                     -
                                                                            ---------                   ---------
 NET CASH USED IN FINANCING ACTIVITIES                                         12,711                     (15,627)

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (2,004)                      6,250
 Cash and cash equivalents at beginning of period                              52,835                      58,122
                                                                            ---------                   ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  50,831                   $  64,372
                                                                            =========                   =========

 See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying condensed (unaudited) consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1994 and results of operations for the three and nine-month periods ended September 30, 1994 and 1993 and cash flows for the nine-month periods ended September 30, 1994 and 1993. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1993 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on March 30, 1994.

2. Results of operations for the three and nine-month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the year.

3. The provisions for income taxes were computed at the estimated annualized effective tax rates. Effective January 1, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes." Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income by $4,212,300 or $.12 per share for the nine months ended September 30, 1993.

4. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding.

5. Marketable securities, which consist of investments with maturity dates longer than three months, are stated at amounts that approximate market.

6. Certain amounts as previously reported have been reclassified to conform to current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Working capital increased to $147.1 million at September 30, 1994 from $127.0 million at December 31, 1993 resulting in an improved current ratio of 3.6:1 compared with 3.3:1 at the end of 1993. The Company's cash, cash equivalents and marketable securities increased $19.5 million since the end of 1993. During the nine months ended September 30, 1994, the Company generated $69.8 million in cash from operations and had proceeds from long-term debt of $43.8 million. These cash inflows were offset by a $63.5 million investment in property and equipment, $18.6 million of debt retirement, $8.2 million of dividends paid and $4.2 million of treasury stock purchases. The Company has available a $3 million unsecured line of credit with one of its banks. As of September 30, 1994, a letter of credit for $895,000 was outstanding against this line of credit.
         Total assets increased by $59.5 million to $534.1 million at September 30, 1994 primarily due to a $39.1 million increase in net property and equipment. During the first nine months of 1994, the Company accepted delivery of four ATR72 aircraft from the manufacturer. A majority of the purchase price of these four aircraft was provided by bank financing. This debt will be repaid over twelve years in semi-annual installments. These aircraft have been used to enter a new market, replace two Dehavilland DHC-7 aircraft that were retired at May 31, 1994 and increase capacity in existing markets. Current maturites of long-term debt and other capital expenditures for 1994 will be funded from the Company's cash reserves and will not require the use of additional external funds.
         In May 1994, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock on the open market. The Company will use part of its available cash balances to repurchase any such shares. The stock repurchased will be used for compensation programs or other general corporate purposes. The Company had repurchased 170,000 shares of its common stock on the open market as of September 30, 1994 and 752,500 shares of its common stock as of November 8, 1994.
         The long-term debt to equity ratio was .62:1 at September 30, 1994 compared with .6:1 at December 31, 1993. Long-term debt increased to $158.7 million from $136.0 million at the end of 1993. The Company added $41.1 million of long-term debt associated with new aircraft financing, paid $18.6 million of scheduled debt payments and reclassified $0.2 million from current maturities.
         Shareholders' equity per share increased to $7.45 at September 30, 1994 from $6.55 at the end of 1993. Net worth increased $29.8 million primarily due to net income of $41.4 million in the first nine months of 1994 offset by dividends paid of $8.2 million and treasury stock purchases of $4.2 million.
         The Company anticipates that Delta Air Lines, Inc. may increase certain marketing related costs associated with the Delta Connection program. These increased costs are expected to be implemented during 1995. The Company is also discussing with Delta Air Lines the possiblity of providing replacement and supplemental service to several markets from the Atlanta and Dallas/Fort Worth hubs. The Company cannot assess the impact that these possible changes may have on future operating results.

Results of Operations
For the three months ended September 30, 1994 and 1993

         The Company reported record third quarter revenues, net income and traffic. Net income for the three months ended September 30, 1994 was $12.5 million or $.37 per share compared with $12.4 million or $.36 per share for 1993.

         The number of passengers carried increased 17 percent and the average trip length increased two percent for a 20 percent increase in revenue passenger miles ("RPMs") flown. This increase in RPMs, offset by an 11 percent decrease in the average passenger mile yield to $.382 from $.428, resulted in a seven percent increase in passenger revenue to $78.4 million for the quarter ended September 30, 1994. Continued fare discounting in about 20 markets served from the Company's Atlanta hub was the major factor which contributed to the Company's reduced yield. There can be no assurance that fare discounting will not continue to be a factor in the future.
         During the third quarter of 1994, the Company began service to Lynchburg, Virginia from its Atlanta hub on July 1st and to Monroe, Louisiana from its Dallas/Fort Worth hub on September 12th.
          Operating expenses increased approximately 16 percent in the third quarter of 1994 compared with the same period last year. The Company increased capacity (available seat miles "ASM's") by 21 percent and experienced a four percent decrease in cost per ASM flown to $.137 in the third quarter of 1994 compared to $.143 in the third quarter of 1993. The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended September 30, 1994 and 1993:

                                                Cost per ASM                   % Operating Cost
                                                Quarter Ended                   Quarter Ended
                                                September 30,                   September 30,
                                           ------------------------------------------------------
                                            1994             1993            1994           1993
                                           ------------------------------------------------------
Labor and related                          $.039            $.036             28%            25%
Fuel                                        .014             .016             10             11
Direct maintenance                          .023             .025             17             18
Passenger related                           .017             .019             12             13
Depreciation and aircraft rent              .020             .021             15             15
Other                                       .024             .026             18             18
                                           ------------------------------------------------------
Total operating expense                    $.137            $.143            100%           100%

         Labor and related costs increased to $17.0 million for the third quarter of 1994 compared to $13.0 million for the same period in 1993. The average number of employees for the third quarter of 1994 was 2,167, an increase of 12 percent over 1,939 for the same period in 1993. Included in the third quarter of 1993 is a $1.7 million credit to expense associated with the Company's stock appreciation rights ("SARs") plan versus a $.1 million charge for the same period this year. This reversal of previously accrued expense in the third quarter of 1993 resulted from a decrease in the Company's stock price.
         Fuel expense decreased to $.014 per ASM for the third quarter of 1994 compared to $.016 per ASM for the same period in 1993. Fuel expense went up $.4 million spread over a 21 percent increase in ASM's. The average price per gallon decreased four percent to $.617 from $.641 while total fuel consumption increased 12 percent.
         Direct maintenance cost, excluding labor and related expenses, increased nine percent to $9.9 million for the quarter ended September 30, 1994. This increase was due primarily to a 21 percent increase in capacity and an increase in the timing for scheduled maintenance inspections and overhauls of time controlled components.
         Depreciation and aircraft rent increased 17 percent to $9.0 million for the quarter ended September 30, 1994. This increase was due primarily to depreciation expense associated with the four aircraft which were acquired in 1994 as well as a full quarter of rent expense on the four aircraft acquired in the third quarter of 1993.
         The break-even load factor increased to 35.1% for the three months ended September 30, 1994 compared to 32.8% for the same period last year. This increase was primarily the result of lower passenger yield only partially offset by lower cost per ASM. Both of these components were discussed above.
         Approximately $1.4 million of additional income tax expense was recorded in the third quarter of 1993 resulting from the retroactive increase in the corporate tax rate from 34% to 35% required by the Omnibus Budget Reconciliation Act of 1993.

For the nine months ended September 30, 1994 and 1993

         Passenger revenue increased 13 percent to $232.3 million in the first nine months of 1994 primarily due to a 28 percent increase in RPMs offset by a 12 percent decrease in the average yield per passenger mile to $.399 from $.453. The number of passengers carried increased 23 percent to 2.3 million passengers in the first nine months of 1994. The average passenger trip length increased five percent to 250 miles in 1994 from 239 miles in 1993.
         Operating expenses increased 11 percent during the nine month period ended September 30, 1994. The Company increased capacity ("ASM's") by 29 percent and experienced a 14 percent decrease in the cost per ASM to $.138 from $.160. The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the nine month periods ended September 30, 1994 and 1993:

                                                   Cost per ASM                % Operating Cost
                                                   Year to Date                  Year to Date
                                                   September 30,                 September 30,
                                           -------------------------------------------------------
                                               1994          1993             1994           1993
                                           -------------------------------------------------------
Labor and related                              $.036         $.052             26%            33%
Fuel                                            .014          .017             10             11
Direct maintenance                              .022          .024             16             15
Passenger related                               .018          .020             13             12
Depreciation and aircraft rent                  .021          .021             15             13
Other                                           .027          .026             20             16
                                           -------------------------------------------------------
Total operating expense                        $.138         $.160            100%           100%

         Labor and related costs decreased to $44.7 million for the nine months ended September 30, 1994 from $50.0 million for the nine months ended September 30, 1993. The average number of employees over the first nine months of 1994 was 2,147, an increase of 14 percent over 1,883 for the same period in 1993. Included in the first nine months of 1993 was $9.0 million of expense associated with the Company's stock appreciation rights plan, for which expenses are accrued based on increases in the Company's stock price. The first nine months of 1994 included a $3.5 million credit which resulted from a decrease in the Company's stock price and reversed previously accrued expenses associated with stock appreciation rights.
         Fuel expense decreased to $.014 per ASM for the nine months ending September 30, 1994 compared to $.017 for the same period in 1993. Fuel expense went up $1.2 million spread over a 29 percent increase in ASM's. The average price per gallon decreased nine percent to $.616 from $.679 while total fuel consumption increased 18 percent.
         Direct maintenance cost, excluding labor and related expenses, increased 17 percent to $26.9 million for the nine months ended September 30, 1994. This increase was due primarily to a 29 percent increase in capacity and an increase in the timing for scheduled maintenance inspections and overhauls of time controlled components.
         Depreciation and aircraft rent increased 34 percent to $26.3 million for the nine months ended September 30, 1994. This increase was due primarily to depreciation associated with the four aircraft which were acquired in 1994 as well as a full nine months of rent expense in 1994 for the eight aircraft acquired during the second and third quarters of 1993.



Part II-Other Information


Item 6.                   Exhibits and Reports on Form 8-K
(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

                 11       Statement Re: Computation of Per Share Earnings

                 27       Financial Data Schedule (for the SEC use only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Atlantic Southeast Airlines, Inc.

                                        /s/  Ronald V. Sapp
                                        -------------------------------
                                        Ronald V. Sapp
                                        V.P. Finance, Treasurer  and
                                        Chief Financial Officer



Date: November 14, 1994