Form 10-K405
ATLANTIC SOUTHEAST AIRLINES INC
filed 1995-03-31
CIK 702720

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or l5(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1994
                        Commission file number 0-11097.

                      ATLANTIC SOUTHEAST AIRLINES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           GEORGIA                                   58-1354495
-------------------------------                  -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

100 Hartsfield Centre Parkway Suite 800, Atlanta, Georgia   30354
--------------------------------------------------------- ----------
        (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    (404) 766-1400

Securities registered pursuant to Section 12(b) of the Act:

               None                                     None
         ----------------                    --------------------------
         (Title of class)                    (Name of each exchange on
                                                 which registered)



Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock  $0.10 par value
                         -----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              -----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                                                     FACING PAGE
                                                                     Page 2 of 2

         As of March 1, 1995, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the $19.625 closing sales price of such stock in the NASDAQ National Market System of the over-the-counter market on March 1, 1995, was approximately $460,300,000.

         As of March 1, 1995, the Registrant had 33,073,307 shares of Common Stock outstanding.


                      Documents Incorporated by Reference


         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 24, 1995, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I


ITEM 1.  BUSINESS

General

     Atlantic Southeast Airlines, Inc. (the "COMPANY") is a certificated regional air carrier providing regularly scheduled, high frequency airline service between (i) Hartsfield Atlanta International Airport (the "ATLANTA AIRPORT") and 39 other airports in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia and (ii) Dallas/Fort Worth International Airport in Dallas, Texas (the "DALLAS/FORT WORTH AIRPORT") and 26 other airports in Arkansas, Kansas, Louisiana, Missouri, Oklahoma and Texas. The Company's flights are utilized primarily by business and military passengers to make connections with flights operated by Delta Air Lines, Inc. ("DELTA") and other carriers from Atlanta and Dallas/Fort Worth.

     As of March 1, 1995, the Company's operating fleet consisted of 83 turboprop airplanes, 12 of which seat 66 passengers, 60 of which seat 30 passengers and the remaining 11 of which seat 15 passengers each. See "Flight Equipment" below.

     On July 15, 1986, ASA Investments, Inc. was incorporated in the State of Delaware as a wholly-owned subsidiary of the Company. The sole business of ASA Investments, Inc. has been to invest certain cash assets of the Company.
As of December 31, 1994, ASA Investments, Inc. had total assets of approximately $135,000,000. All subsequent references herein to the "Company" shall refer collectively to Atlantic Southeast Airlines, Inc. and ASA Investments, Inc.

Route System

     The Company's route system presently includes service between the Atlanta Airport and 39 other airports in Alabama, Florida, Georgia, Indiana, Kentucky, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. On December 15, 1986, the Company started a similar hub and spoke operation in

Dallas/Fort Worth, with service currently to 26 airports in Arkansas, Kansas, Louisiana, Missouri, Oklahoma and Texas.

     The Company's flight schedules are structured to facilitate the connection of its passengers with flights of Delta at the Atlanta Airport and the Dallas/Fort Worth Airport. Approximately 80% of the Company's passengers made connecting flights to other destinations, while the remaining 20% originated or terminated their air travels in Atlanta or Dallas/Fort Worth or connected with other airlines.

     The following tables set forth as of March 1, 1995, certain information with respect to the Company's route system:

                                    ATLANTA

                                              Air Mileage           Date                 Flights
                                             From Atlanta          Service               Operated
Airport Served                                 Airport            Commenced              Per Week
-----------------------                      ------------         ---------              --------
Albany, GA                                    146                     8/1/82               108
Asheville, NC                                 164                     8/1/82                70
Augusta, GA                                   143                    4/24/83                40
Brunswick, GA                                 238                     6/1/81                68
Charleston, WV                                363                     2/1/86                96
Charlotte, NC                                 227                     4/1/91                14
Chattanooga, TN                               106                     6/1/91                28
Columbus, GA                                   83                    6/27/79                96
Dothan, AL                                    171                   10/31/82               120
Evansville, IN                                350                     6/1/89                82
Fayetteville, NC                              331                    11/1/85               124
Florence, SC                                  273                    9/11/92                70
Fort Walton Beach, FL                         250                   11/15/82               122
Gainesville, FL                               300                    10/1/85                56
Golden Triangle, MS                           241                   12/15/84                82
Greensboro/High-Point/                        306                     6/1/91                30
 Winston-Salem, NC
Greenville/Spartanburg, SC                    153                    4/25/82                14
Gulfport/Biloxi, MS                           352                     3/2/91               108
Huntsville, AL                                151                    6/15/82                14
Jackson, MS                                   341                     4/4/93                28
Jacksonville, NC                              399                   12/15/92                56
Lexington, KY                                 303                   12/15/90                42

                                    ATLANTA
                                  (continued)

                                              Air Mileage           Date                 Flights
                                             From Atlanta          Service               Operated
Airport Served                                 Airport            Commenced              Per Week
-----------------------                      ------------         ---------              --------
Louisville, KY                                   321                 4/4/93                28
Lynchburg, VA                                    389                 7/1/94                42
Macon, GA                                         79                3/20/80                92
Meridian, MS                                     267                11/1/84                40
Mobile, AL                                       302                 6/1/91                28
Montgomery, AL                                   147                 6/1/82                42
Myrtle Beach, SC                                 317                 9/1/86               124
Nashville, TN                                    214                 4/1/91                14
Panama City, FL                                  247                 3/1/84                68
Pensacola, FL                                    272                 4/1/91                42
Raleigh/Durham, NC                               356                 6/1/91                14
Roanoke, VA                                      357               12/15/85               122
Savannah, GA                                     215                 6/1/94                14
Tallahassee, FL                                  223               12/15/85                28
Tri-Cities, TN                                   227               10/31/82                68
Valdosta, GA                                     208                 9/9/81                66
Wilmington, NC                                   377                9/17/90                94

                               DALLAS/FORT WORTH

                                                      Air
                                                 Mileage From               Date                  Flights
                                                  Dallas/Fort              Service               Operated
Airport Served                                   Worth Airport            Commenced              Per Week
-----------------------                          -------------            ---------              ---------
Abilene, TX                                           158                   12/15/86                90
Alexandria, LA                                        297                    10/1/87                66
Amarillo, TX                                          313                     7/1/93                56
Beaumont/Port Arthur, TX                              270                     2/1/87                66
College Station, TX                                   164                     8/1/87                88
Corpus Christi, TX                                    354                     6/1/93                68
Fayetteville, AR                                      270                   12/15/86               122
Fort Smith, AR                                        227                   12/15/86                68
Houston, TX (Intercontinental)                        224                    10/1/93                28
Houston, TX (Hobby)                                   247                     5/1/94                28
Killeen, TX                                           130                     5/1/87               106
Lafayette, LA                                         351                   12/15/87                54
Lawton, OK                                            140                     2/1/87                94
Longview, TX                                          140                    11/1/87                88
Lubbock, TX                                           282                     7/1/93                84
Monroe, LA                                            293                    9/12/94                14
Oklahoma City, OK                                     175                     7/1/93                42
San Angelo, TX                                        228                     2/1/87                80
San Antonio, TX                                       247                    10/1/93                14
Springfield, MO                                       364                    9/13/93                56
Texarkana, AR                                         181                   12/15/86                92
Tulsa, OK                                             237                     6/1/93                98
Tyler, TX                                             103                     7/1/87               114
Waco, TX                                               89                     8/1/87                90
Wichita, KS                                           328                     7/1/93                82
Wichita Falls, TX                                     113                   12/15/86               106

         Regular service is provided on all routes every weekday, with reduced service on weekends.

         In 1993, the Company announced a major expansion of its Dallas/Fort Worth hub, with the addition of nine new cities. During the second, third and fourth quarters of 1993, Delta canceled service between Amarillo, Corpus Christi, Lubbock, Tulsa and Wichita, and Dallas/Fort Worth, and the Company inaugurated service between Dallas/Fort Worth and these cities. In addition, the Company provided supplemental service with Delta from the three other cities to Dallas/Fort Worth. In 1994, the Company added four new cities and expanded flights in many of its existing markets. The new cities were Atlanta to Lynchburg and Savannah, as well as Dallas/Fort Worth to Houston (Hobby) and Monroe. In the second quarter of 1995, the Company is scheduled to replace Delta service to Houston (Hobby) and Oklahoma City from its Dallas/Fort Worth hub. On May 1, 1995, the Company plans to discontinue service to Raleigh/Durham and Savannah. See "Flight Equipment" below.

Fares

         The Company derives its revenues primarily from local fares and through fares. Local fares are those fares for one way and round trips that are not combined with the fare of another carrier. Through fares apply for transportation provided jointly by the Company and Delta and are normally less than the sum of the fares that would otherwise be charged by each carrier for that portion of the total trip provided by it.

         Revenues derived from local fares and through fares are distributed among the participating carriers using various proration formulas. The most widely used method of settlement involves a straight rate prorate division, unless the carriers enter into agreements providing otherwise. The various pricing structures are presented in the Airline Tariff Publishing Company's electronic tariff, Passenger Interline Pricing Prorate System (PIPPS).

Flight Equipment

         As of March 1, 1995, the age of the Company's operating fleet ranged from seven months to 14 years. The following table sets forth as of March 1, 1995, certain information with respect to the Company's current operating fleet:

     Aircraft          Aircraft      Aircraft       Average
      Type               Owned        Leased          Age
------------------     ----------    ---------      -------
ATR-72                     4             8          1.4 yrs.
(66 passenger
  capacity)

Embraer Brasilia          60             -          5.9 yrs.
(30 passenger
  capacity)

Embraer Bandeirante       11             -         13.3 yrs.
(15 passenger
capacity)


         Over short-haul routes, the Company's turboprop aircraft are more fuel efficient and can be operated more economically than jet aircraft. Because of their operating economy, the Company's aircraft can be operated profitably over short-haul routes with lower passenger load factors than larger jet aircraft. These factors and the relatively small size of the Company's aircraft make it economically feasible for the Company to provide high frequency service in markets with relatively low volumes of passenger traffic.

         The Bandeirantes are powered by two Pratt & Whitney turboprop engines and accommodate 15 passengers.

         The Brasilia aircraft are powered by two Pratt & Whitney turboprop engines and accommodate 30 passengers. Although no in-flight food service is provided on any of the Company's flights, flight attendants offer beverage service on these aircraft. Presently, the Brasilia are being utilized on the Company's longer haul routes. At its February 1995 meeting, the Board of Directors authorized the acquisition of up to six additional Brasilias to serve as replacement aircraft for the Company's Bandeirante fleet which will be retired from service during 1995.

         The Company currently operates 12 ATR-72 aircraft (the "ATRs") from its hubs in Dallas/Fort Worth (8 aircraft) and Atlanta (4 aircraft). The ATRs have been used to enter new markets, replace two Dehavilland DHC-7 aircraft (which were retired in the second quarter of 1994) and increase capacity in existing markets. The ATRs are 66 passenger aircraft, powered by two Pratt & Whitney turboprop engines, and are built by Avions de Transport Regional, a joint enterprise involving Alenia-Aeritalia & Selenia S.P.A., an Italian aircraft manufacturer, and Aerospatiale Societe Nationale Industrielle, a French aircraft manufacturer. Flight attendants offer beverage service on these aircraft.

         The Company accepted delivery of four new ATRs during the second quarter of 1994. A majority of the purchase price for these four ATRs was provided by bank financing. The Company also has an option to acquire 16 additional ATRs.

         Fifty-one Brasilia aircraft and four ATRs as well as a significant portion of the Company's spare parts are pledged to secure long-term indebtedness of the Company.

Operations

         Substantially all phases of the Company's operations, including ticketing, maintenance, ground and in-flight service, and training are performed by the Company's employees. As of March 1, 1995, the Company had approximately 2,191 employees, of which 973 were flight personnel, 793 were ground service personnel, 296 were maintenance personnel and the remainder were management, supervisory and clerical employees.

         During 1987, the Airline Pilots Association ("ALPA") was certified to represent the Company's pilots. The Company and ALPA negotiated a three year contract which was effective in October 1992. In September 1988, the Company's flight attendants voted to join the Association of Flight Attendants ("AFA"). The Company and AFA entered into a three year contract which was effective in June 1991. In June 1994, a letter of agreement was executed which extended this contract for another year. There are no union affiliations with any other groups of the Company's employees. The Company considers its current relations with employees to be good.

         The Company is a party to interline passenger, reservation, ticketing and baggage agreements with each of the major carriers with which the Company transacts any significant amount of business. These agreements permit each airline to reserve seats and sell tickets for flights on the other contracting airlines, provide that each airline will honor ticket forms of the other airlines and provide for an interline baggage exchange system at airport terminals.

         In addition to carrying passengers, the Company carries mail, freight and small packages on its flights.

Maintenance

         The Company is subject to the jurisdiction of and regulation by the Federal Aviation Administration ("FAA") with respect to its maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause. The Company's certificates have never been suspended and to the best of the Company's belief, it is in compliance with all FAA regulations.

         The Company provides maintenance for its aircraft using its own personnel, facilities and parts. The Company employs personnel with appropriate FAA Airframe and Powerplant licenses to ensure adequate maintenance of its aircraft. However, Company personnel do not perform engine overhauls. Engine overhauls are performed at major outside repair agencies. The Company uses FAA approved time intervals between overhauls on one type of engine in its fleet. This time interval is based on review by the FAA of prior overhauls and the FAA grants time extensions, if appropriate, based on the condition of the engine at the time of overhaul. The Company uses an FAA approved alternative for overhauls on two engine types. "On condition" overhaul intervals are set by engine condition monitoring and continuous airworthiness maintenance programs. Currently, the Company's time between overhauls ("TBO") by type of engine is as follows:

    Pratt & Whitney             Aircraft
    Engine Model                  Type              TBO
--------------------           ----------        ----------
     PT6A-34                   Bandeirante        7,000 hours
     PW118                     Brasilia          On condition
     PW127                     ATR-72            On condition

Aviation Fuel


         The Company currently obtains approximately 48% of its fuel requirements from Chevron USA, Inc. at the Atlanta Airport and approximately 33% of its fuel requirements from fuel suppliers at the Dallas/Fort Worth Airport.

Marketing

         The Company markets its passenger, air freight and small package services primarily through direct sales activity and advertising programs. The direct sales activity focuses on high-volume sources of business, such as travel agencies and ticketing outlets located on major military installations.

         The Company uses radio, newspapers, billboards, direct mail and selected magazines and trade publications to advertise and promote its services. Cooperative advertising programs with Delta are used to promote the Company's flights to the Atlanta Airport and the Dallas/Fort Worth Airport, and Delta's services from Atlanta and Dallas/Fort Worth to various long-haul destinations.

         In 1984, the Company and Delta implemented a joint marketing program called the "Delta Connection." Under this marketing program, the Company's flights are shown under a Delta code designation in the automated reservations systems and in the Official Airline Guide. The Company is assigned a series of distinctive Delta flight numbers which travel agents and airline reservation personnel are able to distinguish as those operated under the "Delta Connection." Passengers served by the "Delta Connection" are able to take advantage of the cost savings inherent in through fares and are offered a full range of promotional fares provided by Delta and ASA. In addition, passengers of the Company accrue mileage in the Delta Frequent Flyer Program. The Company does not make any payments to Delta and does not receive any payments therefor. The Company expenses, as incurred, all incremental cost of providing earned free travel awards under the frequent flyer program. The Company does not accrue liabilities in anticipation of future travel under the frequent flyer program due to its immaterial nature. Management believes that award redemptions have not significantly displaced revenue passengers.

         Management believes that this marketing program has had a favorable impact on the Company by increasing passenger loads.

Competition and Industry Considerations

         The Company competes primarily with other air carriers and, particularly with respect to its shorter flights, with ground transportation such as automobiles and buses. Management of the Company believes that its services are utilized primarily by business and military travelers. The ability of the Company to compete with ground transportation and these other carriers depends upon the public acceptability of its aircraft and the provision of convenient, frequent and reliable service to its markets at reasonable rates.

         Delta Air Lines provides air service from Atlanta to approximately 50% of the markets served by the Company. Other airlines provide limited competition from Atlanta. However, other airlines provide service connecting most of the Company's markets with cities other than Atlanta.

         The Company competes primarily with American/American Eagle at the Dallas/Fort Worth Airport. Each market currently served by the Company to Dallas/Fort Worth, Texas is also served by American/American Eagle. Other airlines provide service connecting approximately 85% of the Company's markets with cities other than Dallas/Fort Worth.

         The airline industry historically has been highly competitive. Some of the major air carriers with which the Company competes possess far greater financial and other resources than does the Company.

Economy

         The airline industry is a highly volatile industry. The state of the economy is the primary determinant of the level of passenger travel. Leisure travel is highly discretionary and can easily be postponed during economic down-turns or no growth economic periods. While business travel is not as discretionary, business travel generally diminishes in uncertain times as business tends to tighten cost controls.

 Regulation

         Pursuant to the Federal Aviation Act of 1958, as amended (the "1958 ACT"), the FAA and the U. S. Department of Transportation (the "DOT") have regulatory authority over the operations of all air carriers, including the Company. The FAA's jurisdiction extends primarily to the safety and operational provisions of the 1958 Act, while the DOT's responsibility involves primarily regulation of the economic aspects of airline operation, and includes determining the fitness of commercial air carriers, enforcement of minimum standards of customer service and regulation of federal compensation payments for essential air service and ownership and control of airlines.

         FAA Regulation. The Company is subject to extensive regulation by the FAA. As part of its safety and operational regulatory authority, the FAA has jurisdiction over, among other things, equipment and ground facilities, air safety and airport access, maintenance, communications and other matters relating to airline operations, and the training and qualifications of flight, maintenance and other operational and technical personnel. The Company holds a valid air carrier operating certificate issued by the FAA.

         On December 9, 1994, the FAA issued an Airworthiness Directive prohibiting all ATR-42 and ATR-72 aircraft from flight into forecast or reported "icing conditions" (the "December 9, 1994, Airworthiness Directive"). The Company complied with the December 9, 1994, Airworthiness Directive until the FAA lifted the restrictions, except with respect to the most severe icing conditions, on January 11, 1995, pursuant to a revision of the December 9, 1994, Airworthiness Directive. On March 20, 1995, the FAA approved larger deicing boots for the ATR-72 aircraft, which the Company is required to install no later than June 1, 1995. The FAA has indicated that a new Airworthiness Directive will be issued shortly that will address the operational and flight crew procedures that are to be used in conjunction with the newly modified deicing boots. The implementation of the FAA's directives will have an adverse effect on the Company's operations during the first quarter of 1995. The manufacturer of the Company's ATRs has agreed to provide and install the larger deicing boots at the manufacturer's expense.

         DOT Regulations. The Company was certificated by the DOT under Part 401 (Certificate of Public Convenience and Necessity) during the first quarter of 1993. The certificate issued under Part 401 of the Federal Aviation Act of 1958 requires the Company to maintain DOT-prescribed minimum levels of insurance and to comply with all applicable statutes, rules and regulations and subjects the Company to expanded reporting requirements. The DOT must issue a 401 certificate to an air carrier before it will be permitted to operate aircraft with more than 60 seats. The Company initiated the use of larger aircraft having more than 60 seats during the second quarter of 1993.

         The DOT has the authority to designate the Company as an "essential air carrier" in any community in which it is the only carrier providing service and that is an "essential air service community." An air carrier that serves an "essential air service community" is required to give advanced notice to the DOT with regards to service termination. The Company is currently the only air carrier that provides service between Atlanta and the following "essential air service communities": Albany, Brunswick, Macon and Valdosta, Georgia; Golden Triangle, Gulfport and Meridian, Mississippi; Dothan, Alabama; Ft. Walton, Florida. The service provided by the Company to these "essential air service communities" is on an unsubsidized basis.

         Noise Regulations. The FAA requires airlines to comply with certain noise restrictions concerning their aircraft. Existing aircraft are required to be brought into compliance with these regulations by retrofit or engine replacement. The Company's aircraft are in compliance with these regulations. In addition, several state legislatures and other governmental administrative bodies have, from time to time, considered noise reduction measures of various sorts. At the present time, the Company does not provide service to any airport to which any such noise regulations apply.

Seasonality

         The Company's operations at the Atlanta and Dallas/Fort Worth hubs are primarily dependent upon business, government and military related travel and are not subject to wide seasonal variations. However, some seasonal decline in business travel does occur at these hubs during holiday periods and during portions of the winter months (i.e., January and February). The Company estimates that pleasure travel accounted for approximately 20% of the Company's passengers during 1994. Pleasure travel generally increases during the summer months and at holiday periods.

         The following chart indicates the number of passengers carried by the Company by quarter during its last three fiscal years:

  Year           1st Quarter            2nd Quarter             3rd Quarter           4th Quarter
  ----           -----------            -----------             -----------           -----------
  1994             714,953                800,161                819,311                785,869
  1993             562,665                638,459                700,332                759,930
  1992             531,835                608,124                649,328                627,322


ITEM 2.  PROPERTY

         The Company has entered into agreements with other airlines under which ground handling services are provided to the Company in 28 of the cities it serves. The Company maintains ticketing, gate and baggage claim facilities at each of the other airports it serves under direct leases or use agreements with local airport authorities or other carriers. Apron, gate, ticketing and baggage claim facilities for the Company at the Dallas/Fort Worth Airport are leased from Delta pursuant to a Ground Service Agreement. At 20 of the other airports, the Company operates under month-to-month use agreements. The leases or use agreements at the remaining airports have remaining terms generally ranging from one month to 16 years.

         Substantially all the maintenance and repairs on the Company's aircraft operating from the Atlanta hub (except for major engine, propeller and component overhauls) is performed at the Company's

79,000 square foot hangar and maintenance facility in Macon, Georgia. The hangar facilities are subject to a 30 year lease with renewal options to the year 2028.

         The Company also maintains a limited inventory of spare parts and has maintenance personnel at the Atlanta Airport in a facility leased from The City of Atlanta located near the Company's ramp and gate space.

         The Company leases a maintenance facility in Texarkana, Arkansas. Substantially all the maintenance and repairs on the Company's aircraft operating from the Dallas/Fort Worth hub is performed at this facility. In addition, the Company maintains a limited inventory of spare parts and has maintenance personnel at the Dallas/Fort Worth Airport.

         In April 1992, the Company relocated its principal offices and training center to approximately 38,000 square feet of office space at 100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia, under a lease expiring in 1999.

         The Company's operations control center, located at its principal offices in Atlanta, provides weather information, fuel information, weight limitations, routing instructions and other information to the Company's pilots.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material legal proceedings pending in which the Company is a party or of which any of the Company's property is the subject. In addition, adequate insurance coverage is maintained by the Company.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's Common Stock, $.10 par value, is traded in the NASDAQ National Market System of the over-the-counter market under the symbol "ASAI". As of March 1, 1995, there were approximately 1,370 holders of record of the Company's Common Stock. The following table sets forth the reported high and low closing sales price for the Common Stock for the fiscal quarters indicated as reported in the National Market System. The quotations reflect actual sales prices without retail mark-up, mark-down or commissions.

Fiscal year ended
December 31, 1994                                                    High                        Low
-----------------                                                   ------                     ------
Quarter Ending March 31, 1994                                       $38.75                     $31.25

Quarter Ending June 30, 1994                                         33.00                      21.25

Quarter Ending September 30, 1994                                    30.75                      23.00

Quarter Ending December 31, 1994                                     24.50                      12.75

Fiscal year ended
December 31, 1993                                                    High                        Low
-----------------                                                   ------                     ------
Quarter Ending March 31, 1993                                       $33.25                     $20.88

Quarter Ending June 30, 1993                                         39.00                      28.75

Quarter Ending September 30, 1993                                    33.75                      25.75

Quarter Ending December 31, 1993                                     38.00                      27.50

As of March 1, 1995, the closing price of the Common Stock was $19.625.

Dividends

         The Company paid cash dividends of approximately $.32 per share during 1994 and $.28 per share during 1993. The quarterly cash dividend was increased to $.08 per share in the first quarter 1994 and to $.085 per share in the first quarter of 1995. The Company expects to continue the payment of quarterly cash dividends. However, the Board of Directors reconsiders the declaration of cash dividends periodically, and there can be no assurance as to the declaration or the amount of dividends to be paid. The payment of dividends is subject to the discretion of the Board of Directors and will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

         Loan agreements relating to certain indebtedness of the Company incurred in the acquisition of aircraft (certain of which loans do not mature until the year 1999) provide certain limitations on the payment of cash dividends and stock repurchases by the Company. The Company's dividends paid during 1993 and 1994 were within said limitations.

         At its May 1994 meeting, the Board of Directors authorized the Company to repurchase up to $50,000,000 of the Company's Common Stock on the open market at any time on or before December 31, 1995, which was subsequently consented to by the Company's lenders, as required by various loan agreements. As of December 31, 1994, the Company had repurchased 1,140,000 shares of Common Stock at an aggregate cost of approximately $20,000,000 and as of March 1, 1995, the Company has repurchased 1,337,900 shares of Common Stock at an aggregate cost of approximately $23,000,000.

ITEM 6.  SELECTED FINANCIAL DATA
                       ATLANTIC SOUTHEAST AIRLINES, INC.
                    SELECTED FINANCIAL AND STATISTICAL DATA
                (Dollars in thousands except per share amounts)


                                           1994      1993       1992      1991      1990      1989      1988
                                         -------------------------------------------------------------------
OPERATING FINANCIAL DATA
Operating Revenues:
   Passenger revenues                    $305,846  $283,410  $230,980  $216,605  $184,496  $177,348  $135,320
   Other revenues                           6,244     5,053     4,599     5,311     2,733     2,782     1,824
Total Operating Revenues                  312,090   288,463   235,579   221,916   187,229   180,130   137,144
Operating Expenses:
   Depreciation, amortization
         and obsolescence                  27,171    24,172    22,046    21,780    19,011    16,304    13,985
   Other operating expenses               200,647   186,671   152,719   147,608   128,352   119,856   103,911
Total Operating Expenses                  227,818   210,843   174,765   169,388   147,363   136,160   117,896
Income from Operations                     84,272    77,620    60,814    52,528    39,866    43,970    19,248
Non-Operating (Income) Expense:
   Interest income                         (7,500)   (4,970)   (4,829)   (6,015)   (7,601)   (6,326)   (3,484)
   Interest expense, net                    6,199     5,180     6,326     7,013     6,508     5,854     5,302
   Other                                      (47)      (12)        -       (66)      (31)      (94)   (1,152)
Total Non-Operating (Income) Expense       (1,348)      198     1,497       932    (1,124)     (566)      666
Income before Taxes and Accounting Change  85,620    77,422    59,317    51,596    40,990    44,536    18,582
Income Taxes                               32,964    31,090    22,250    19,093    15,600    16,924     7,065
Cumulative Effect of Accounting Change          -     4,212         -         -         -         -         -
Net Income                               $ 52,656  $ 50,544  $ 37,067  $ 32,503  $ 25,390  $ 27,612  $ 11,517
Net Income per Share *                   $   1.54  $   1.47  $   1.09  $   0.95  $   0.73  $   0.76  $   0.31
Average Weighted Shares  (000)*            34,188    34,395    34,165    34,050    34,938    36,299    37,743
Operating Margin                           27%        27%       26%       24%       21%       24%       14%
Net Margin                                 17%        18%       16%       15%       14%       15%        8%

                                              1987     1986      1985
                                           ---------------------------
OPERATING FINANCIAL DATA
Operating Revenues:
   Passenger revenues                      $116,094  $ 88,591  $72,982
   Other revenues                             3,051     3,704    2,336
Total Operating Revenues                    119,145    92,295   75,318
Operating Expenses:
   Depreciation, amortization
         and obsolescence                     9,303     5,025    2,501
   Other operating expenses                  91,198    68,748   57,599
Total Operating Expenses                    100,501    73,773   60,100
Income from Operations                       18,644    18,522   15,218
Non-Operating (Income) Expense:
   Interest income                           (3,341)   (2,073)    (938)
   Interest expense, net                      3,959     2,561    1,093
   Other                                         15      (302)     (32)
Total Non-Operating (Income) Expense            633       186      123
Income before Taxes and Accounting Change    18,011    18,336   15,095
Income Taxes                                  6,750     7,800    4,770
Cumulative Effect of Accounting Change            -         -        -
Net Income                                 $ 11,261  $ 10,536  $10,325
Net Income per Share *                     $   0.28  $   0.29  $  0.32
Average Weighted Shares  (000)*              39,943    36,295   31,979
Operating Margin                              16%       20%       20%
Net Margin                                     9%       11%       14%

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     SELECTED FINANCIAL AND STATISTICAL DATA
               (Dollars in thousands except per share amounts)

                                                   1994      1993      1992      1991      1990      1989      1988
                                                 --------------------------------------------------------------------
OTHER FINANCIAL DATA
Working Capital                                  $140,391  $126,975  $ 93,372  $ 78,721  $ 59,590  $ 55,525  $ 42,011
Total Assets                                     $519,684  $474,599  $430,752  $377,603  $325,311  $287,971  $231,626
Long-Term Debt                                   $152,610  $135,963  $145,804  $139,356  $127,724  $111,749  $ 90,109
Total Liabilities                                $272,214  $249,512  $252,013  $229,683  $204,956  $179,613  $139,958
Shareholders' Equity                             $247,470  $225,087  $178,738  $147,910  $120,355  $108,358  $ 91,668
Shareholders' Equity per Share *                 $   7.45  $   6.55  $   5.23  $   4.35  $   3.57  $   3.07  $   2.47
Return on Average Shareholders' Equity             22%        25%       23%       24%       22%       28%       13%
Shareholders' Equity to Total Liabilities          .9:1      .9:1       .7:1      .6:1      .6:1      .6:1      .7:1
Cash Dividends Declared per Share *              $ 0.32    $ 0.28    $ 0.24    $ 0.20    $ 0.159   $ 0.08       -
Long-Term Debt to Shareholders' Equity             .6:1      .6:1       .8:1      .9:1     1.1:1       1:1       1:1
Shares Outstanding at End of Year (000) *          33,224    34,340    34,180    34,034    33,750    35,314    37,075

STATISTICAL DATA

Revenue Passengers Carried (000)                    3,120     2,661     2,417     2,251     2,002     2,001     1,586
Revenue Passenger Miles (000,000)                     780       641       547       501       427       413       320
Available Seat Miles (000,000)                      1,654     1,367     1,077     1,020       856       791       753
Yield per Revenue Passenger Mile                   $0.392    $0.442    $0.422    $0.432    $0.432    $0.429    $0.423
Operating Cost per Available Seat Mile             $0.138    $0.154    $0.162    $0.166    $0.172    $0.172    $0.157
Passenger Load Factor                                47.2%     46.9%     50.8%     49.2%     49.9%     52.3%     42.5%
Break-Even Load Factor                               34.2%     34.3%     38.0%     37.7%     39.0%     39.3%     36.7%
Average Passenger Trip Length (miles)                 250       241       226       223       213       207       202
Flights per Week (end of period)                    4,163     4,087     3,507     3,360     3,124     3,033     2,827

                                                 1987      1986      1985
                                               ---------------------------
OTHER FINANCIAL DATA
Working Capital                                $ 41,955  $ 49,933  $11,428
Total Assets                                   $209,906  $144,979  $78,272
Long-Term Debt                                 $ 82,061  $ 40,032  $28,490
Total Liabilities                              $124,702  $ 67,908  $49,736
Shareholders' Equity                           $ 85,204  $ 77,071  $28,536
Shareholders' Equity per Share *               $   2.20  $   1.93  $  0.89
Return on Average Shareholders' Equity            14%       20%       44%
Shareholders' Equity to Total Liabilities         .7:1     1.1:1     .6:1
Cash Dividends Declared per Share *                -         -         -
Long-Term Debt to Shareholders' Equity             1:1     .5:1       1:1
Shares Outstanding at End of Year (000) *        38,762    40,016   31,981

STATISTICAL DATA

Revenue Passengers Carried (000)                  1,456     1,156      982
Revenue Passenger Miles (000,000)                   290       222      170
Available Seat Miles (000,000)                      678       514      402
Yield per Revenue Passenger Mile                 $0.400    $0.399   $0.428
Operating Cost per Available Seat Mile           $0.148    $0.143   $0.150
Passenger Load Factor                              42.8%    43.1%     42.4%
Break-Even Load Factor                             36.3%    34.6%     33.9%
Average Passenger Trip Length (miles)               199       192      174
Flights per Week (end of period)                  2,904     2,084    1,801


* Adjusted for stock splits on April 16, 1985, August 23, 1985, November 26, 1991 and February 18, 1993.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Company's working capital increased to $140.4 million at December 31, 1994 from $127 million at December 31, 1993 resulting in an improved
current ratio of 3.6:1 compared with  3.3:1.   Cash, cash equivalents and
investments in marketable securities increased $10.5 million in 1994. Cash provided by operations was $90.1 million and the Company received $43.8 million of debt financing. These sources of cash were primarily offset by long-term debt repayments in the amount of $24.9 million, the purchase of property and equipment in the amount of $67.9 million, $10.9 million of dividends paid and $20 million of treasury stock purchases.

         The Company has an unsecured line of credit totaling $8 million with one of its banks. At December 31, 1994, $.9 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. At December 31, 1994, there were no outstanding amounts against the line of credit.

         During 1994, the Company purchased approximately $68 million of property and equipment, which included the acquisition of four ATR-72 aircraft and additional spare parts to support the ATR-72 aircraft fleet. A majority of the purchase price of these four ATR-72 aircraft was provided by bank financing and this debt will be repaid over twelve years in semi-annual installments. These aircraft have been used to introduce service to a new market in Georgia, replace two Dehavilland DHC-7 aircraft that were retired at May 31, 1994 and increase capacity in existing markets. All other property and equipment purchases were funded from the Company's cash reserves and internally generated funds.

         In February 1995, the Company received authority from its Board of Directors to acquire six additional Brasilia aircraft. The Company is in the process of securing arrangements for the acquisition of these six aircraft.

         During 1994, the Company initiated service to two new markets from its Atlanta hub and one market from its Dallas/Fort Worth hub. All expenditures required to initiate and expand service from these two hubs have been financed from internally generated funds and were expensed as incurred.

          Current Federal Aviation Administration (FAA) directives require that the Company complete the process of equipping its aircraft with traffic alert and collision avoidance systems by December 31, 1995. The remaining estimated cost for these modifications on the Company's current fleet is approximately $1.6 million. Current maturities of long-term debt, compliance with FAA directives and other capital expenditures for 1995 will be funded from the Company's cash reserves and internally generated funds.

         At December 31, 1994, the Company operated a fleet of 75 owned aircraft and eight leased aircraft; and provided service to 39 markets from the Atlanta hub and to 25 markets from the Dallas/Fort Worth hub.

         In May 1994, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock on the open market at any time on or before December 31, 1995. The stock repurchased will be used for compensation programs or other general corporate purposes. As of December 31, 1994, the Company had repurchased 1,140,000 shares of its common stock at a cost of approximately $20 million.

         The Company's long-term debt to equity ratio remained 0.6:1 at December 31, 1994 and 1993. Long-term debt increased $16.6 million as a result of the addition of $43.8 million of new aircraft financing reduced by $24.9 million of scheduled debt payments and an increase of $2.3 million in current maturities. Fifty-one Brasilia aircraft and four ATR-72 aircraft, as well as a significant portion of the Company's spare parts, are pledged to secure long-term debt.

         Shareholders' equity per share increased to $7.45 at December 31, 1994 from $6.55 at the end of 1993. Net worth increased $22.4 million in 1994 due to earnings of $52.7 million, the issuance of $.8 million of common stock in connection with stock appreciation rights exercised, less $10.9 million of dividends paid and $20 million of treasury stock purchases.

         The Company anticipates that Delta Air Lines, Inc. may increase certain marketing related costs associated with the Delta Connection program. These increased costs are expected to be implemented during 1995. The Company is also discussing with Delta Air Lines, Inc. the possibility of providing replacement and supplemental service to several markets from the Atlanta and Dallas/Fort Worth hubs. The Company cannot assess the impact that these possible changes may have on future operating results. In February 1995, the Company announced that it will replace Delta's service between its Dallas/Fort Worth hub and Oklahoma City as well as Houston/Hobby on May 1, 1995. The Company plans to discontinue service to Raleigh/Durham and Savannah from its Atlanta hub on May 1, 1995.

         Fourth quarter results were affected by the loss of traffic due to flight cancellations and adverse publicity caused by the issuance of an airworthiness directive on December 9, 1994, by the Federal Aviation Administration prohibiting the operation of ATR-72 aircraft in known or forecasted icing conditions. Although these restrictions for all but the most severe icing conditions were lifted by the FAA on January 11, 1995, the Company's first quarter 1995 traffic will be adversely affected.

Results of Operations

         The Company set new records in passengers carried, operating revenues, net income and earnings per share in 1994. Net income increased by 14% to $52.7 million or $1.54 per share in 1994 compared to $46.3 million or $1.35 per share in 1993, before an accounting change. Including the $4.2 million credit for the cumulative effect of a change in accounting for income taxes, net income for 1993 was $50.5 million or $1.47 per share. In 1992, net income was $37.1 million or $1.09 per share. Earnings per share has been restated to reflect the 2-for-1 stock split effected in the form of a 100 per cent stock dividend paid on February 18, 1993.

         Operating revenues were $312.1 million in 1994 compared to $288.4 million in 1993 and $235.6 million in 1992. Operating revenues increased 8% in 1994 primarily due to a 22% increase in revenue passenger miles flown (RPMs) offset by an 11% decline in the average passenger mile yield to $.392 in 1994. This lower yield resulted primarily from deep fare discounting in the latter half of the year and the unfavorable publicity that the regional airline industry received during the fourth quarter of 1994. Management cannot determine whether these factors will materially affect future results of operations. Operating revenues for 1993 increased 22% primarily due to a 17% increase in RPMs and a 5% increase in the average passenger mile yield.

         The Company's average load factor was 47.2% in 1994, up from 46.9% in 1993 but lower than 1992's load factor of 50.8%.

         Operating expenses increased 8% in 1994 and 21% in 1993. The higher operating expenses were primarily due to 21% and 27% increases, respectively, in available seat miles flown (ASMs). The Company's cost per ASM declined 10% to $.138 in 1994 and declined 5% to $.154 in 1993. The following table compares components of operating cost per ASM for the years ended December 31, 1994, 1993 and 1992:

                                  1994     1993    1992
Labor and related                 $.037    $.050   $.048
Fuel                               .014     .017    .020
Direct maintenance                 .022     .022    .026
Passenger related                  .018     .019    .020
Depreciation and
 aircraft rent                     .021     .020    .020
Other                              .026     .026    .028
                                   ----     ----    ----
Total operating expense           $.138    $.154   $.162

         The following table presents various components of operating expense as a percentage of total operating expense for the years ended December 31, 1994, 1993 and 1992:

                                  1994             1993             1992
Labor and related                  27%              32%              30%
Fuel                               10               11               12
Direct maintenance                 15               14               16
Passenger related                  13               13               12
Depreciation and
 aircraft rent                     16               13               13
Other                              19               17               17
                                  ---              ---              ---
Total operating expense           100%             100%             100%

         The Company's break-even load factor was 34.2% in 1994 compared to 34.3% in 1993 and 38.0% in 1992. The slightly lower break-even load factor in 1994 was primarily attributable to a 10% decrease in cost per available seat mile offset by an 11% decrease in average passenger yield. The lower break-even load factor in

1993 as compared to 1992 was due to higher yields per passenger mile flown and decreased cost per available seat mile due to a 27% increase in capacity.

         Labor and related costs were $61 million in 1994, $68 million in 1993 and $52 million in 1992. The average number of employees in 1994 was 2,150, an increase of 11% over 1993. This contributed to higher labor and related costs which were offset by a $4 million credit to expense related to the Company's Stock Appreciation Rights Plan. This credit resulted from a decline in the Company's stock price and the related reversion of previously accrued expenses associated with stock appreciation rights. The 31% increase in labor and related costs for 1993 was primarily attributable to an 11% increase in the average number of employees and also expenses related to stock appreciation rights of $12 million. Expenses in 1992 included $4 million associated with the Company's 1990 Stock Appreciation Rights Plan.

         Fuel expense was $24 million in 1994 compared to $23 million in 1993 and $21 million in 1992. Fuel consumption increased 13% in 1994 and 20% in 1993 while the average fuel price per gallon decreased 8% and 9% in 1994 and 1993, respectively. The average price per gallon, including taxes and into plane fees, was $.62 in 1994, $.67 in 1993 and $.74 in 1992. In August 1993,
the United States increased taxes on fuel, including aircraft fuel, by $.043 per gallon. Airlines are exempt from this tax increase until October, 1995. When implemented, this new tax will increase the Company's annual operating expenses by approximately $1.6 million, based on the gallons of fuel consumed in 1994.

         Direct maintenance expense, excluding labor and related costs, increased 17% to $35 million in 1994 from $30 million and $28 million in 1993 and 1992, respectively. The increase in 1994 was primarily due to a 9% increase in total block hours flown and an increase in the frequency of scheduled maintenance inspections and overhauls of time controlled components. In 1993, maintenance expenses were higher compared to 1992 due primarily to a 16% increase in block hours flown while achieving some cost savings associated with the timing for scheduled maintenance inspections and overhauls on new equipment.

         Passenger related expenses were $29 million, $26 million and $21 million in 1994, 1993 and 1992, respectively. These increases are primarily due to increased passenger traffic. Passenger related expenses were approximately 9% of passenger revenue in each of the three years.

         Aircraft rental costs were approximately $9 million in 1994 compared to $5 million in 1993 and $1 million in 1992. The increased expense in 1994 was attributable to a full year of rent on the eight ATR-72 aircraft leased in 1993. Depreciation expense increased to approximately $26 million in 1994, compared to $23 million and $21 million for 1993 and 1992, respectively. A full year of depreciation for the three Brasilia aircraft purchased in 1993 as well as a partial year of depreciation for the four ATR-72 aircraft purchased in 1994 contributed to this increase.

         Interest expense increased to $6 million in 1994 compared to $5 million in 1993 and $6 million in 1992 as a result of new aircraft financing and the upward trend in interest rates during 1994. Interest expense for 1993 declined in comparison to 1992 due to the retirement of the Company's older, more expensive debt, offset by the effect of aircraft financing at lower rates. Interest income was $7 million in 1994 compared to $5 million in 1993 and 1992. Higher average cash available for investment and the rise in interest rates contributed to this increase in interest income for 1994.

         Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement No. 109 was to increase net income by $4.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    ATLANTIC SOUTHEAST AIRLINES, INC.
                                       CONSOLIDATED BALANCE SHEETS




                                                                  December 31,
                                                         1994                      1993
                                                     ------------              ------------
ASSETS
Current Assets
  Cash and cash equivalents                          $ 42,526,882              $ 52,834,786
  Marketable securities                               133,882,146               113,094,516
  Accounts receivable, less allowance for
     uncollectible accounts of $ 280,569 in 1994
     and $195,970 in 1993-Note J                        6,721,146                 6,945,378
  Expendable parts, less allowance for obsolescence
     of $3,504,113 in 1994 and $2,938,200 in 1993       7,626,159                 6,361,612
  Other current assets                                  2,851,599                 3,091,663
                                                      -----------               -----------
                                                      193,607,932               182,327,955
Property and Equipment - Note B
  Flight equipment                                    472,354,273               412,125,167
  Other property and equipment                          7,986,401                 7,126,094
  Advance payments on property and equipment              190,444                   597,285
                                                      -----------               -----------
                                                      480,531,118               419,848,546
  Less accumulated depreciation and amortization      163,376,196               137,514,074
                                                      -----------               -----------
                                                      317,154,922               282,334,472

Other Assets                                            8,921,108                 9,936,253

TOTAL ASSETS                                         $519,683,962              $474,598,680
                                                     ============              ============




See notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS



December 31,                                            1994                     1993
                                                     ------------             ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current portion of long-term debt                  $ 28,254,410             $ 25,980,900
  Accounts payable-Note J                              13,398,934               11,710,387
  Air traffic liability                                 1,623,523                1,723,135
  Accrued compensation and related expenses             4,517,906                9,464,798
  Accrued interest payable                              3,136,212                1,641,892
  Other accrued expenses                                1,043,041                  590,698
  Income taxes payable                                  1,243,399                4,241,492
                                                      -----------              -----------
                                                       53,217,425               55,353,302

Long-Term Debt - Note B                               152,609,818              135,963,329

Other Non-Current Liabilities                             533,746                  408,400

Deferred Income Taxes - Note E                         65,852,722               57,786,546

Commitments - Notes B, C and F

Shareholders' Equity - Notes G and H
   Common stock, $.10 par ; authorized -
   50,000,000 shares; issued -34,363,707
   and 34,339,772 shares, respectively                  3,436,371                3,433,977
   Capital in excess of par                            45,238,051               44,458,248
   Retained earnings                                  218,924,394              177,194,878
   Unrealized holding loss on investments                (151,377)                       -
                                                      -----------              -----------
                                                      267,447,439              225,087,103

   Less treasury stock at cost -1,140,000 shares       19,977,188                        -
                                                      -----------              -----------
Total Shareholders' Equity                            247,470,251              225,087,103

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $519,683,962             $474,598,680
                                                      ===========              ===========

See notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                                1994                1993                1992
                                                   -------------        -------------       ------------
REVENUES
Operating Revenues:
  Passenger                                        $305,846,064         $283,409,987        $230,979,366
  Other                                               6,243,518            5,053,027           4,599,189
                                                   ------------         ------------        ------------

  Total Operating Revenues                          312,089,582          288,463,014         235,578,555

EXPENSES
Operating Expenses:
 Flying operations                                   65,063,156           55,459,500          44,296,102
 Maintenance                                         49,036,093           42,097,046          39,421,563
 Passenger service                                   14,199,904           11,326,358           8,570,157
 Aircraft and traffic servicing                      36,333,282           30,105,342          25,494,000
 Promotion, sales and advertising                    30,480,757           28,001,781          23,092,746
 General and administrative                           5,284,986           19,487,821          11,663,473
 Depreciation, amortization and obsolescence         27,170,678           24,172,006          22,045,782
 Other                                                  249,185              192,542             180,739
                                                   ------------         ------------        ------------

  Total Operating Expenses                          227,818,041          210,842,396         174,764,562

Income from Operations                               84,271,541           77,620,618          60,813,993

Non-Operating (Income) Expenses:
Interest:
  Income                                             (7,499,615)          (4,969,841)         (4,828,883)
  Expense                                             6,199,299            5,179,839           6,326,428
Other, net                                              (47,891)             (11,841)               (236)
                                                   ------------         ------------        ------------
                                                     (1,348,207)             198,157           1,497,309
Income before Income Taxes and Cumulative
  Effect of Change in Accounting for Income
  Taxes                                              85,619,748           77,422,461          59,316,684

Income Taxes - Note E:
   Current                                           24,897,824           22,354,500          13,869,000
   Deferred                                           8,066,176            8,735,500           8,381,000
                                                   ------------         ------------        ------------
                                                     32,964,000           31,090,000          22,250,000
Income before Cumulative Effect
   of Accounting Change                              52,655,748           46,332,461          37,066,684
Cumulative Effect as of January 1, 1993 of
   Change in Method of Accounting for Income Taxes            -            4,212,300                   -
                                                   ------------         ------------        ------------

NET INCOME                                         $ 52,655,748         $ 50,544,761        $ 37,066,684
                                                   ============         ============        ============

EARNINGS PER SHARE:
   Income before cumulative effect
     of accounting change                          $       1.54         $       1.35        $       1.09

   Cumulative effect of accounting change                     -                 0.12                   -
                                                   ------------         ------------        ------------
   Net income                                      $       1.54         $       1.47        $       1.09
                                                   ============         ============        ============

Weighted Average Number of Shares Outstanding        34,187,833           34,395,401          34,164,656

See notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,                                              1994           1993           1992
                                                                 -------------- -------------- --------------
OPERATING ACTIVITIES:
Net Income                                                        $ 52,655,748   $ 50,544,761    $ 37,066,684
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
    Depreciation                                                    26,027,910     23,248,594      21,292,432
    Amortization and provision for obsolescence                      1,142,768        923,412         753,350
    Provision for uncollectible accounts                               120,000       (280,000)        120,000
    Amortization of engine overhauls                                 6,570,952      5,476,004       4,644,506
    Deferred income taxes                                            8,066,176      4,523,200       8,381,000
    Other                                                            1,133,601      5,392,417       1,766,765
Changes in Operating Assets and Liabilities:
    Accounts receivable                                                104,232     (1,165,112)        115,322
    Expendable parts                                                (1,830,457)    (1,412,371)       (105,752)
    Other assets                                                       409,523     (2,585,440)       (474,187)
    Accrued compensation and related expenses                       (4,821,546)     3,364,860       1,225,618
    Accrued interest payable                                         1,494,320       (296,360)       (569,875)
    Other liabilities                                                2,041,278      3,117,194      (2,285,967)
    Income taxes payable                                            (2,998,093)     2,248,110       1,231,993
                                                                   ------------   -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           90,116,412     93,099,269      73,161,889

INVESTING ACTIVITIES:
Purchase of Marketable Securities                                 (186,608,304)  (190,199,124)    (78,406,245)
Proceeds from Sale of Marketable Securities                        165,574,532    152,130,056      12,430,889
Purchases of Property and Equipment
   including Advance Payments                                      (67,944,372)   (35,837,773)    (57,881,550)
Other                                                                  537,249        584,999         684,552
                                                                   ------------   -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES                              (88,440,895)   (73,321,842)   (123,172,354)

FINANCING ACTIVITIES:
Proceeds from Long-Term Debt                                        43,782,329     16,688,814      43,065,294
Principal Payments on Long-Term Debt                               (24,862,330)   (32,147,358)    (28,727,767)
Proceeds from Sale of Common Stock                                           -              -         178,324
Dividends Paid                                                     (10,926,232)    (9,605,629)     (8,186,405)
Acquisition of Treasury Stock                                      (19,977,188)             -               -
                                                                   ------------   -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                (11,983,421)   (25,064,173)      6,329,446

DECREASE IN CASH AND CASH EQUIVALENTS                              (10,307,904)    (5,286,746)    (43,681,019)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    52,834,786     58,121,532     101,802,551
                                                                   ------------   -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 42,526,882   $ 52,834,786    $ 58,121,532
                                                                   ===========    ===========     ===========


See notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                           Common Stock                                                         Treasury Stock
                                     -----------------------                                              -------------------------
                                                                Capital in
                                                                Excess          Retained
                                       Shares       Amount      of Par          Earnings        Other       Shares        Amount
                                     ----------   ----------    ------------  ------------   ----------   ----------  -------------
Balance, January 1, 1992             17,016,996   $1,701,700    $38,833,063   $107,375,467   $        -            -  $           -

Net Income                                                                      37,066,684
Dividends Paid ($.24 per share)                                                 (8,186,405)
Exercise of Stock Options                19,999        1,999        176,325
Exercise of Stock Appreciation
  Rights                                 52,884        5,289      1,764,301
Stock Split effected in the form
  of a 100% Stock Dividend           17,089,879    1,708,988     (1,708,988)
                                     ----------    ---------     -----------  ------------   ----------   ----------  -------------

Balance, December 31, 1992           34,179,758    3,417,976     39,064,701    136,255,746            -            -              -

Net Income                                                                      50,544,761
Dividends Paid ($.28 per share)                                                 (9,605,629)
Exercise of Stock Appreciation
  Rights                                160,014       16,001      5,393,547
                                     ----------    ---------     -----------  ------------   ----------   ----------  -------------
Balance, December 31, 1993           34,339,772    3,433,977     44,458,248    177,194,878            -            -              -

NET INCOME                                                                      52,655,748
DIVIDENDS PAID ($.32 PER SHARE)                                                (10,926,232)
EXERCISE OF STOCK APPRECIATION
  RIGHTS                                 23,935        2,394        779,803
UNREALIZED HOLDING LOSS ON
  INVESTMENTS, NET                                                                             (151,377)
PURCHASE OF TREASURY STOCK                                                                                (1,140,000)   (19,977,188)
                                     ----------    ---------     -----------  ------------    ----------  ----------- -------------
BALANCE, DECEMBER 31, 1994           34,363,707   $3,436,371    $45,238,051   $218,924,394    ($151,377)  (1,140,000)  ($19,977,188)
                                     ==========   ==========    ===========   ============    ==========  =========== =============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1994


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Description of Business: The Company operates as a regional air carrier in the Southeastern and Southwestern United States. The Company and Delta Air Lines, Inc. have entered into a marketing agreement. Under this agreement, the Company's flights are listed on reservation systems as connecting Delta flights. Delta Air Lines Holdings, Inc., a subsidiary of Delta Air Lines, Inc., owns approximately 24 per cent of the Company's common stock (See Note J).
         Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiary, ASA Investments, Inc. Significant intercompany accounts and transactions have been eliminated.
         Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such investments include U.S. Government agency securities, corporate commercial paper and bank notes. The Company believes that the credit risk is minimal.
         Marketable Securities: The Company's investment in marketable securities consists of debt instruments of the U.S. Treasury, U.S. Government agencies and municipal authorities. All such marketable securities have a maturity of less than one year. These investments are classified as available for sale and reported at fair market value as of December 31, 1994 and at cost as of December 31, 1993.
         Expendable Parts: Flight equipment expendable parts are valued at average cost less an allowance for obsolescence. Expendable parts are charged to maintenance expense as used.
         Property, Equipment and Depreciation: Flight equipment and other property and equipment are stated at cost. Major additions, betterments and renewals are capitalized.
         Depreciation of costs less estimated residual values is computed on the straight-line basis over the estimated useful lives of the related assets. For income tax purposes, accelerated depreciation methods are used.
         Maintenance: The cost of major engine overhauls for owned aircraft is capitalized and amortized to maintenance expense over the estimated overhaul life. Overhaul expense is accrued or amortized for leased aircraft in accordance with lease provisions.
         Intangibles: Excess of cost over fair value of tangible assets acquired is being amortized by the straight-line method over a 40-year period. Included in other assets are deferred financing fees and deferred gate assignment costs. These costs are being amortized over periods from fifteen months to twenty years. Accumulated amortization at December 31, 1994 and 1993 was $2,506,279 and $2,095,424, respectively.
         Also included in other assets is restricted cash which serves as collateral for a portion of the Company's financing (See Note B).
         The cost of routine development of new or extended routes and the pre-operating costs incurred in connection with aircraft acquisitions are charged to expense as incurred.

Passenger Revenue Recognition: The Company issues Delta Air Lines, Inc. ticket stock for passenger sales. Passenger revenues are recognized at the time transportation is provided. As a Delta Connection carrier, the Company participates in Delta Air Lines' frequent flyer incentive program. The Company does not accrue for incremental costs associated with the program's mileage accumulation since the impact is immaterial. Included in air traffic liability are air cargo liabilities and amounts resulting from timing differences in billings with Delta Air Lines, Inc.
         Income Taxes: Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting and income tax reporting.
         Earnings per Share: Earnings per share are based on the weighted average number of shares outstanding and dilutive common stock equivalents (See Note G).
         Reclassification: Certain amounts as previously reported have been reclassified to conform to current year presentation.

Note B - Long-Term Debt

The Company's long-term debt was as follows:

 December 31,                                                                   1994                 1993
-------------------------------------------------------------------------------------------------------------
 Notes payable to banks.  Aircraft and support equipment which cost $104,835,615 are pledged as collateral. Payments are due in semi-annual installments of $4,455,526 plus interest at 6.5% to
 1999.                                                                       $28,915,222          $37,826,274

 Notes payable to banks.  Aircraft and support equipment which cost $40,440,254 are pledged as collateral.  Payments are due in semi-annual installments of $1,718,712 plus interest at 6.125%
 to 6.5% to 1999.                                                             13,712,469           17,411,220

 Notes payable to banks.  Aircraft and support equipment which cost $12,219,405 are pledged as collateral.  Payments are due in
 quarterly installments of $259,662 plus interest at 7% to 1999.               4,933,584            5,972,234

 Notes payable to bank.  Aircraft and support equipment which cost $18,562,365 are pledged as collateral. Payments are due in semi-annual installments of $788,900 plus interest at 5.35% to
 5.7875% to 2000.                                                              9,203,816           10,781,617

 Floating rate note payable to bank.  Aircraft and support
 equipment which cost $6,226,275 are pledged as collateral.
 Payments are due in semi-annual installments of $264,615 plus interest based on floating six month LIBOR to 2000. Rate at
 December 31, 1994  was 6.9375%.                                               3,175,380            3,704,610

 December 31,                                                                   1994                 1993
-------------------------------------------------------------------------------------------------------------
 Floating rate note payable to bank. Euro-time deposit of
 $3,179,116 is pledged as collateral.  Payments are due in
 semi-annual installments of $264,926 plus interest based on floating six month LIBOR to 2000. Rate at December 31, 1994 was
 7.1875%.                                                                  3,179,116            3,708,969

 Floating rate notes payable to bank.  Aircraft and support
 equipment which cost $25,160,639 are pledged as collateral.
 Payments are due in semi-annual installments of $1,069,327 plus interest based on floating six month LIBOR to 2001. Rates at
 December 31, 1994 were 5.975% - 6.1625%.                                 13,901,254           16,039,908

 Floating rate notes payable to bank. Aircraft and support
 equipment which cost $24,755,647 are pledged as collateral.
 Payments are due in semi-annual installments of $1,051,214 plus interest based on floating six month LIBOR to 2002. Rates at
 December 31, 1994 were 6.1875% - 6.7344%                                 14,186,711           16,289,139

 Floating rate notes payable to bank. Aircraft and support
 equipment which cost 64,170,364 are pledged as collateral.
 Payments are due in semi-annual installments of $2,727,241 plus interest based on floating six month LIBOR to 2003. Rates at
 December 31, 1994 were 5.734% - 5.9688%.                                 47,203,108           50,210,258

 Floating rate notes payable to bank. Aircraft and support
 equipment which cost $51,508,622 are pledged as collateral.
 Payments are due in mortgage style semi-annual installments estimated at $1,246,229 (subject to change) plus interest based on floating six month LIBOR to 2006.  Rates at December 31, 1994
 were 6.3125% to 7.375%.                                                  42,453,568                   --
                                                                       -------------         ------------

                                                                         180,864,228          161,944,229
                                                                       -------------         ------------
 Less current portion                                                     28,254,410           25,980,900
                                                                       -------------         ------------
                                                                        $152,609,818         $135,963,329
                                                                       =============         ============


As of December 31, 1994, maturities on long-term debt were:

                          1995                     $ 28,254,410
                          1996                       31,084,400
                          1997                       25,983,950
                          1998                       22,299,450
                          1999                       18,865,340
                          After 1999                 54,376,678
                                                   ------------
                                                   $180,864,228
                                                   ============

         The Company's loan agreements contain limitations on, among other things, sale or lease of assets; the acquisition of stock of other entities; ratio of long-term debt to tangible net worth; ratio of total liabilities to tangible net worth; maintenance of minimum tangible net worth and funds flow coverage; and limitations on the payment of dividends and repurchases of common stock (See Note G).
         The Company has negotiated to receive interest rate subsidies on certain indebtedness through the export support program of the Federative

Republic of Brazil. Outstanding debt aggregating $138,410,660 at December 31, 1994 is subject to subsidy payments which reduce the stated interest rates on such debt to an average of approximately 3.33%. During 1994, 1993 and 1992 the Company reduced its interest expense by $3,800,430, $3,819,418 and $3,514,156, respectively, as a result of these interest rate subsidies. The amount of net interest paid during 1994, 1993 and 1992 was $4,702,987, $5,824,753 and
$5,194,022, respectively.

NOTE C - AIRCRAFT COMMITMENTS

         As of December 31, 1994, the Company had no purchase commitments. In February 1995, the Company's Board of Directors authorized the acquisition of six additional Brasilia aircraft.

NOTE D - LINES OF CREDIT

         The Company has available an $8,000,000 bank line of credit at LIBOR plus .4%. At December 31, 1994, there were no outstanding amounts against the line of credit.

NOTE E - INCOME TAXES

         Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to increase net income by $4,212,300.
         Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows:

                                                                           1994                      1993
                                                                    -----------               -----------
Deferred tax liabilities:
         Tax over book depreciation                                 $68,213,625               $61,636,400
         Other                                                          114,419                 1,204,700
                                                                    -----------               -----------
         Total deferred tax liabilities                              68,328,044                62,841,100

Deferred tax assets:
         Stock appreciation rights obligation                                --                 2,107,500
         Asset valuation reserves                                     1,231,267                 1,467,700
         Other                                                        1,244,055                 1,479,354
                                                                    -----------               -----------
         Total deferred tax assets                                    2,475,322                 5,054,554
                                                                    -----------               -----------
Net deferred tax liabilities                                        $65,852,722               $57,786,546
                                                                    ===========               ===========

For financial reporting purposes, the provision for income taxes includes the following components:

                                        Liability Method                   Deferred Method

December 31,                             1994             1993                      1992
                                  -----------      -----------               -----------
Federal:
         Current                  $22,124,324      $19,590,000               $11,844,000
         Deferred                   7,178,897        7,600,000                 7,526,000
                                  -----------      -----------               -----------
                                   29,303,221       27,190,000                19,370,000
                                  -----------      -----------               -----------
State:
         Current                    2,773,500        2,764,500                 2,025,000
         Deferred                     887,279        1,135,500                   855,000
                                  -----------      -----------               -----------
                                    3,660,779        3,900,000                 2,880,000
                                  -----------      -----------               -----------
                                  $32,964,000      $31,090,000               $22,250,000
                                  ===========      ===========               ===========

The components of the provision for deferred income taxes for the year ended December 31, 1992 are as follows:

Excess tax depreciation                                     $  6,637,000
Effect of alternative minimum tax                              2,277,500
Accrued expenses deductible in future period                    (403,800)
Other                                                           (129,700)
                                                            ------------
                                                            $  8,381,000
                                                            ============



A reconciliation of the provisions for taxes on income at the applicable federal statutory income tax rate to the tax provisions as reported is as follows:

December 31,                                              1994             1993             1992
                                                   -----------      -----------      -----------
Income tax expense at statutory rate               $29,966,912      $27,097,900      $ 20,167,700
Increase in tax expense:
         State income taxes, net of
              federal tax benefit                    2,489,421        2,355,200         1,857,600
         Adjust deferred tax liability for
              1993 income tax rate increase                 --        1,398,000                --
         Other                                         507,667          238,900           224,700
                                                   -----------      -----------      ------------
              Income tax expense                   $32,964,000      $31,090,000      $ 22,250,000
                                                   ===========      ===========      ============

The Company paid income taxes in the amount of $27,801,152 in 1994, $20,087,657 in 1993 and $12,646,042 in 1992.

NOTE F - RENTAL EXPENSE AND LEASE COMMITMENTS

         The Company's current fleet includes eight ATR-72 aircraft under operating leases. These eight aircraft are currently under an interim lease which will expire in 1995. The Company intends to renew the lease for an additional term of seven years.
         The Company also leases facilities from local airport authorities or other carriers, as well as office space for its corporate headquarters and hangar facilities. These leases are operating leases and have terms remaining from one month to twenty-four years.
         Total rental expenses on operating leases for the years ended December 31, 1994, 1993 and 1992 were $14,597,677, $9,174,944 and $4,757,636, respectively.

Minimum future lease payments under all non-cancellable operating leases are as follows:

                 1995                      $ 13,846,220
                 1996                        12,948,395
                 1997                        12,730,828
                 1998                        12,753,292
                 1999                        12,371,186
                 After 1999                  38,639,508
                                           ------------
                                           $103,289,429
                                           ============



NOTE G - DIVIDENDS AND COMMON STOCK TRANSACTIONS

         Certain restrictions in the Company's debt agreements limit the amount of stock repurchases and the payment of dividends generally to 30% of average annual earnings as defined (See Note B). The credit agreements allowed for approximately $14,240,000 to be used for stock repurchases and dividend payments in 1994. In May 1994, the Board of Directors authorized the Company, after receiving lenders' consent, to repurchase up to $50,000,000 of its common stock on the open market at any time on or before December 31, 1995. As of December 31, 1994, the Company had repurchased 1,140,000 shares of its common stock at a cost of $19,977,188. The Company paid dividends on its common stock for the years ended December 31, 1994, 1993 and 1992 in the amount of $10,926,232, $9,605,629 and $8,186,405, respectively. In February 1995, the
Board of Directors increased the regular quarterly cash dividend from 8 cents to
8.5 cents per share.
         In January 1993, the Board of Directors declared a two-for-one stock split effected in the form of a 100% stock dividend on the Company's common stock which was paid on February 18, 1993. The par value of additional shares issued was transferred from capital in excess of par to common stock. Weighted average common shares, earnings per share and dividends per share have been restated to reflect this transaction.

NOTE H - STOCK PLANS

         The Company has a Stock Appreciation Rights (SARs) program which allows for up to 900,000 shares of the Company's common stock to be issued to certain employees. The plan provides for the appreciation in market value, at the date of exercise, over the grant price to be issued in shares of common stock, cash or a combination thereof. SARs outstanding at December 31, 1994 are exercisable over a period of five years at certain intervals, as provided in the form of each grant. Grants are made by a committee of the Board of Directors. The following data has been adjusted for the stock split described in Note G above.

         Transactions of Stock Appreciation Rights are as follows:



                                             Number of SARs               Grant Price
                                             --------------             ----------------
Outstanding at January 1, 1992                  588,600                 $11.25
             Exercised                         (564,600)                 11.25
             Granted                            504,400                  13.00 -  17.13
                                               --------                 ---------------

Outstanding at December 31, 1992                528,400                  11.25 -  17.13
             Exercised                         (549,400)                 11.25 -  21.13
             Granted                            437,200                  21.13
                                               --------                 ---------------

Outstanding at December 31,1993                 416,200                  17.13 -  21.13
             Exercised                         (122,200)                 21.13
             Granted                            235,700                  36.75
                                               --------                 ---------------

Outstanding at December 31,1994                 529,700                 $17.13 - $36.75
                                               --------                 ---------------

             In February 1995, an additional 411,000 SARs were granted at an exercise price of $17.13. In 1994, the Company reversed previously accrued expenses associated with SARs resulting in a net credit to income of approximately $4,198,000 due to the decline in the Company's stock price. In 1993 and 1992, stock appreciation rights increased expense by $11,662,000 and $4,041,000 respectively. In connection with the exercise of SARs, the Company made cash payments of $521,529 and issued 23,935 shares of common stock in 1994, made cash payments of $3,606,677 and issued 160,014 shares of common stock in 1993, and made cash payments of $1,179,886 and issued 105,768 shares of common stock in 1992.
             The Company had an incentive stock option plan which expired in April 1992 and provided for the issuance of options to purchase common stock of the Company to key employees. In 1992, 39,998 options were exercised at $4.46 per share. No options were outstanding in fiscal 1994 and 1993.

NOTE I - EMPLOYEE BENEFIT PLANS

             All employees who have completed one year of employment are generally eligible to participate in the Company's Thrift Plan. For each dollar of salary reduction elected by an employee (up to six percent of an employee's earnings), the Company has made a matching contribution of 20 cents to 50 cents (depending on the number of years of participation for each participant). The amounts contributed by the Company for 1994, 1993 and 1992 were approximately $820,000, $691,000 and $498,000, respectively.
             The Company has an Executive Deferred Compensation Plan for certain employees, as designated by a committee of the Board of Directors. The Company contributes from ten to fifteen percent of each participant's base salary to the plan. Approximately $100,000, $113,000 and $104,000 were contributed in 1994, 1993 and 1992, respectively.
             The Company has no material liability for post-retirement or post-employment benefits under Statements of Financial Accounting Standards Nos. 106 and 112.

NOTE J - RELATED PARTY TRANSACTIONS

        Delta Air Lines Holdings, Inc. (an affiliate of Delta Air Lines, Inc.) owns 7,995,000 shares or approximately 24 per cent of the Company's common stock. The Company leases reservation equipment and certain terminal facilities from Delta Air Lines, Inc. and Delta provides certain services to the Company, including reservation and ground handling services. Expenses paid to the shareholder under these agreements were approximately $5,762,000 in 1994, $4,174,000 in 1993 and $3,454,000 in 1992. Other information related to this shareholder is as follows:

                                                             1994             1993
                                                       ----------       ----------
Accounts Receivable from Shareholder at December 31:   $  246,000       $  128,000
Accounts Payable to Shareholder at December 31:        $1,096,000       $1,105,000


NOTE K - MARKETABLE  SECURITIES AND FAIR VALUE INFORMATION

             The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:
             Cash, cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.
             Marketable securities: In 1994, the Company changed its method of accounting for its portfolio of marketable securities by adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, such investments are classified as available for sale and reported at fair value (estimated based on quoted market prices) as of December 31, 1994 and at cost as of December 31, 1993. The gross unrealized holding loss as of December 31, 1994 of $246,142 is reflected as a reduction in shareholders' equity, net of related income taxes. Proceeds from the sale of all marketable securities aggregated $165,575,000. Realized gains and losses other than interest income were not material.
             Long-term debt: The fair values of the Company's long-term debt are estimated using discounted cash flow analyses, based on the Company's estimate of current borrowing rates for credit facilities with maturities which approximate the weighted average maturities for its existing long-term debt.
             Off-balance sheet financial instruments: The Company receives interest rate subsidies on certain long-term debt instruments (See Note B).
The fair values of these off-balance sheet instruments are estimated using discounted cash flow analyses based on the Company's estimate of current borrowing rates.
             The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1994 and 1993 are as follows:

                                              Carrying Value                      Estimated Fair Value
                                             1994                1993               1994               1993
                                      -----------         -----------        -----------        -----------
Cash and cash
 equivalents                            $ 42,526,882       $ 52,834,786       $ 42,526,882       $ 52,834,786
Marketable securities                    133,882,146        113,094,516        133,882,146        113,094,516
Total long-term debt
 (including current
 maturities)                            (180,864,228)      (161,944,229)      (177,799,736)      (161,953,678)
Off-balance sheet
 financial instruments                        --                 --             10,470,054         11,740,722

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS

Shareholders and Board of Directors
Atlantic Southeast Airlines, Inc.

             We have audited the accompanying consolidated balance sheets of Atlantic Southeast Airlines, Inc. and subsidiary as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

             We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

             In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Southeast Airlines, Inc. and subsidiary at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

             As discussed in Note K to the consolidated financial statements, in 1994 the Company changed its method of accounting for marketable securities. Also, as discussed in Note E to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.

/S/ Ernst & Young LLP
---------------------
Atlanta, Georgia
February 3, 1995

REPORT OF MANAGEMENT

             The management of Atlantic Southeast Airlines, Inc. is responsible for the preparation, content, integrity and objectivity of the financial statements and other information presented in this report. The financial statements, which were prepared in conformity with generally accepted accounting principles applied on a consistent basis, have been audited by Ernst & Young LLP, independent auditors.

             The Company maintains a system of internal controls that provides reasonable assurance as to the integrity and reliability of the financial statements, that its assets are safeguarded against loss or unauthorized use and that fraudulent financial reporting is prevented and detected.

             The Board of Directors pursues its responsibilities through its Audit Committee composed entirely of directors who are not employees of the Company. The Audit Committee meets periodically and privately with the Company's independent auditors and Company management to review accounting, auditing, internal control and financial reporting matters.

/S/ GEORGE F. PICKETT
---------------------
GEORGE F. PICKETT
Chairman of the Board and
Chief Executive Officer


/S/ RONALD V. SAPP
------------------
RONALD V. SAPP
Treasurer, Chief Financial Officer and
Vice President - Finance

                           QUARTERLY FINANCIAL DATA
            (Dollars in thousands except share and per share data)


                                      FIRST       SECOND       THIRD       FOURTH       YEAR
                                      -----       ------       -----       ------       ----
1994
Operating Revenue                    $ 75,019    $ 82,033     $ 80,082    $ 74,956     $ 312,090
Operating Income                       19,841      26,632       20,174      17,625        84,272
Income before Taxes                    20,115      27,003       20,376      18,126        85,620
Net Income                           $ 12,350    $ 16,580     $ 12,511    $ 11,215     $  52,656
Net Income per Share                 $   0.36    $   0.48     $   0.37    $   0.33     $    1.54
Average Weighted Shares Outstanding    34,434      34,383       34,277      33,665        34,188
Stock Price Data
    High                             $  38.75    $  33.00     $  30.75    $  24.50     $   38.75
    Low                              $  31.25    $  21.25     $  23.00    $  12.75     $   12.75

1993
Operating Revenues                   $ 64,469    $ 69,853     $ 74,603    $ 79,538     $ 288,463
Operating Income                       11,571      20,980       22,964      22,105        77,620
Income before Taxes and Accounting
   Change                              11,319      20,894       22,959      22,250        77,422
Cumulative Effect of Accounting
   Change                               4,212          --           --          --         4,212
Net Income                           $ 11,286    $ 13,059     $ 12,400    $ 13,799     $  50,544
Income per Share before Accounting
   Change                            $   0.21    $   0.38     $   0.36    $   0.40     $    1.35
Net Income per Share                 $   0.33    $   0.38     $   0.36    $   0.40     $    1.47
Average Weighted Shares Outstanding    34,302      34,419       34,419      34,432        34,395
Stock Price Data
    High                             $  33.25    $  39.00     $  33.75    $  38.00     $   39.00
    Low                              $  20.88    $  28.75     $  25.75    $  27.50     $   20.88

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in or disagreements with the Company's accountants took place during the Company's fiscal years ended December 31, 1993 and 1994, or during the subsequent interim period.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 24, 1995, to be filed with the Commission.

ITEM 11.     EXECUTIVE COMPENSATION

      The information required by this Item is incorporated herein by reference to the date under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 24, 1995, to be filed with the Commission.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this Item is incorporated herein by reference to the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 24, 1995, to be filed with the Commission.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS -- ADDITIONAL INFORMATION WITH RESPECT TO THE COMPENSATION COMMITTEE" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 24, 1995, to be filed with the Commission.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report:

     1. The following financial statements of the Registrant required by Item 8 of Form 10-K are included as pages 25 through 39 of this Report on Form 10-K:

Consolidated Balance Sheets as of December 31, 1994 and 1993;

Consolidated Statements of Income for the years ended December 31, 1994, 1993 and 1992;

Consolidated Statements of Shareholders' Equity for the years ended December 31, 1994, 1993 and 1992;

Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992; and

Notes to Consolidated Financial Statements.

     2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d)of Form 10-K is included as page 51 of this Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above have been omitted because they are not applicable or required under the accounting regulations and related instructions of the Securities and Exchange Commission.

     3. The following exhibits required by Item 601 of Regulation S-K and by Item 14(c) of Form 10-K are filed herewith or incorporated by reference as indicated. Exhibit numbers refer to Item 601 of Regulation S-K:

Exhibit Number and Description

3(a) Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(a) to the Registrant's registration statement on Form S-1, file number 2-277713, filed with the Commission on July 21,
       1982).

3(b)   Articles of Amendment dated May 10, 1985.  (Incorporated by reference to
       Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1992.

3(c)   Articles of Amendment dated May 24, 1988. (Incorporated by reference to
       Exhibit 19(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, file number 0-11097, filed with the Commission on August 11, 1988).

3(d)   Articles of Amendment dated May 25, 1989. (Incorporated by reference to
       Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 0-11097, filed with the Commission on March 30, 1990).

3(e) By-Laws as amended on October 25, 1985. (Incorporated by reference to Exhibit 3(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

3(f) Amendment to By-Laws adopted on January 29, 1992. (Incorporated by reference to Exhibit 3(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

3(g) Restated By-Laws adopted on January 22, 1993. (Incorporated by reference to Exhibit 3(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993).

3(h) Amendment to Bylaws adopted on February 2, 1994. (Incorporated by reference to Exhibit 3(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 0-11097, filed with the Commission on March 31, 1994).

4 Instruments defining the rights of security holders, including indentures. See Exhibits 3(a), 3(b), 3(c), 3(d), 3(e), 3(f), 3(g) and 3(h).

10(a) 1982 Incentive Stock Option Plan adopted May 20, 1982. (Incorporated by reference to Exhibit 10(b) to the Registrant's registration statement on Form S-1 filed with the Commission on July 21, 1982). Amendment to 1982 Incentive Stock Option Plan dated August 27, 1990. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(b) Form of Incentive Stock Option Agreement under 1982 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(c) to the Registrant's registration statement on Form S-1, file number 2-277713, filed with the Commission on July 21, 1982). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(c) Stock Purchase Agreement dated May 28, 1986, between the Registrant and Delta Air Lines, Inc. (Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

10(d) Delta Connection Agreement dated July 1, 1986, between the Registrant and Delta Air Lines, Inc. (Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(e) Credit Agreement dated as of December 24, 1986, among the Registrant, ASA Investments, Inc., Manufacturers Hanover Leasing International Corp., American Security Bank, N.A., Barclays Bank PLC, B.S.F.E. - Banque de la Societe Financiere Europeene, Canadian Imperial Bank of Commerce, Citizens and Southern National Bank, Continental Illinois National Bank and Trust Company of Chicago, Kawasaki Lease Financing Inc., National Bank of Canada, National Bank of Georgia and The Royal Bank of Canada. (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992). Amendment No. 1 dated as of February 20, 1987. (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993). Amendment No. 2 dated as of May 23, 1989. (Incorporated by reference to Exhibit 19(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989). Amendment No. 3 dated as of August 17, 1989. (Incorporated by reference to Exhibit 19(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989).

10(f) Single Payment Note, dated January 26, 1987, still in effect evidencing Registrant's line of credit with Trust Company Bank. (Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(g) Credit Agreement dated as of April 23, 1987, among the Registrant, ASA Investments, Inc., Manufacturers Hanover Leasing International Corp., Kawasaki Lease Financing, Inc. and Credit Lyonnais, Cayman Islands Branch. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27,1992). Amendment No. 1 dated as of May 23, 1989. (Incorporated by reference to
       Exhibit 19(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989). Second Amendment dated as of October 31, 1989. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 0-11097, filed with the Commission on March 30, 1990).

10(h) Lease Agreement dated April 1, 1988, between the Registrant and Macon - Bibb County Industrial Authority. (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993).

10(i) 1990 Stock Appreciation Rights Plan approved by Shareholders on May 15, 1990. (Incorporated by reference to Exhibit 19(a) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(j) Executive Deferred Compensation (Retirement) Plan dated May 15, 1990. (Incorporated by reference to Exhibit 19(b) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(k) Founding Officer Agreement dated June 27, 1990, between the Registrant and George F. Pickett (Incorporated by reference to Exhibit 19(c) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(l) Founding Officer Agreement dated June 27, 1990, between the Registrant and John W. Beiser. (Incorporated by reference to Exhibit 19(d) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(m) Aircraft Purchase Agreement dated August 27, 1990, between the Registrant and Embraer - Empresa Brasileira de Aeronautica S.A. (Incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

10(n) Office Lease Agreement dated December 18, 1991, by and between the Registrant and Trident Partners. (Incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(o) First Amendment to Executive Deferred Compensation (Retirement) Plan dated December 31, 1992. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10(p) ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993). Amendment No. 1 dated February 21, 1994. (Incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, file number 0-11097, filed with the Commission on March 31, 1994).

10(q) Aircraft Purchase Agreement dated as of April 15, 1993, between the Registrant and Embraer - Empresa Brasileira de Aeronautica S.A., related Letter Agreements (I), (II), and (III) dated as of April 15, 1993, and a Second Amendment dated as of April 15, 1993, to a Letter Supplement dated as of November 21, 1988. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(r) Participation Agreement dated as of May 1, 1993 between the Company and Antoine Finance Corporation. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(s) Lease Agreement dated as of May 1, 1993 between the Company and Antoine Finance Corporation and related Lease Supplement No. 1 dated May 10, 1993, Lease Supplement No. 2 dated May 12, 1993, Lease Supplement No. 3 dated May 26, 1993, Lease Supplement No. 4 dated June 16, 1993, Lease Supplement No. 5 dated June 23, 1993, and Lease Supplement No. 6 dated July 21, 1993. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16,
       1993). Lease Supplement No. 7 dated August 25, 1993; Lease Supplement No. 8 dated September 9, 1993; and Lease Supplement No. 9 dated September 23, 1993. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, file number 0-11097, filed with the Commission on November 15, 1993). Extension Agreement dated December 23, 1994 between the Company, Avions de Transport Regional and Antoine Finance Corporation. (Attached as Exhibit 10(s) hereto).

10(t) Unconditional Guaranty of Performance between the Company and Avions de Transport Regional dated as of May 1, 1993 with respect to the ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly report on Form 10-Q for the Quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(u) Purchase Agreement Assignment No. 1 dated May 10, 1993, Purchase Agreement Assignment No. 2 dated May 12, 1993, Purchase Agreement Assignment No. 3 dated May 26, 1993, Purchase Agreement Assignment No. 4 dated June 16, 1993, Purchase Agreement Assignment No. 5 dated June 23, 1993, and Purchase Agreement Assignment No. 6 dated July 21, 1993, all with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16,
       1993). Purchase Agreement Assignment No. 7 dated August 25, 1993, Purchase Agreement Assignment No. 8 dated September 9, 1993, and Purchase Agreement Assignment No. 9 dated September 23, 1993. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly report on Form 10-Q for the Quarter ended September 30, 1993, file number 0-11097, filed with the Commission on November 15, 1993).

10(v) Credit Agreement with Trust Company Bank dated as of April 20, 1994 (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the

       Quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994).

10(w) Collateral Assignment of Purchase Agreement with Trust Company Bank dated as of April 20, 1994 with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994).

11     Statement re Computation of Per Share Earnings.

21     Subsidiaries of the Registrant.

23     Consent of Independent Auditors.

24     Power of Attorney (Included on the signature page of this Form 10-K).

99 Information required by Form 11-K with respect to the Atlantic Southeast Airlines, Inc. Thrift Plan will be filed as an amendment to this Form 10-K within 180 days after the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1933.

(b) The Registrant filed one (1) current report on Form 8-K during the fourth quarter of 1994, on December 14, 1994, pursuant to which certain information regarding the Company's ATRs was disclosed under "Item 5. Other Events" of Form 8-K. The information set forth in the Form 8-K related to the December 9, 1994 Airworthiness Directive discussed in this Form 10-K under the caption "BUSINESS-Regulation-DOT Regulation."

                                     SCHEDULE II - VALUATION AND QUALIFYING
                                                  ACCOUNTS AND RESERVES
                                                  December 31, 1994

-------------------------------------------------------------------------------------------------------------------------------
                   Col. A.             Col. B.                     Col. C.                      Col. D.                Col. E.
-------------------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                       -------------------------------
                                      Balance at       Charged to         Charged to                                Balance at
                                     beginning of       cost and        other accounts        Deductions              end of
Description                           period            expenses           describe            describe               period
Year ended December 31, 1992:
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts       $  461,951         $120,000                               ($69,037)  (A)      $  512,914
Allowance for obsolescence of
 expendable parts                      2,031,102          445,224                                 (4,782)  (B)       2,471,544
                                      ----------         --------                  ----          --------            ----------
                                      $2,493,053         $565,224                    $0         ($73,819)           $2,984,458

Year ended December 31, 1993:
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts       $  512,914        ($280,000)                              ($36,944)  (A)      $  195,970
Allowance for obsolescence of
 expendable parts                      2,471,544          487,285                                (20,629)  (B)       2,938,200
                                      ----------         --------                  ----         ---------           ----------
                                      $2,984,458         $207,285                    $0         ($57,573)           $3,134,170

Year ended December 31, 1994:
Reserves and allowances deducted
 from asset accounts:
Allowance for doubtful accounts       $  195,970         $120,000                               ($35,401)  (A)      $  280,569
Allowance for obsolescence of
 expendable parts                      2,938,200          565,913                                                    3,504,113
                                      ----------         --------                  ----        ----------           ----------
                                      $3,134,170         $685,913                    $0         ($35,401)           $3,784,682

(A) Uncollectible accounts charged off during the period.
(B) Obsolete parts charged off during the period.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATLANTIC SOUTHEAST AIRLINES, INC.



                                        By:/s/ George F. Pickett
                                           ----------------------------
                                           George F. Pickett, Chairman
                                           of the Board and Chief
                                           Executive Officer (Principal
                                           Executive Officer)

                                           Date:  March 29, 1995

         We, the undersigned officers and directors of Atlantic Southeast Airlines, Inc., hereby severally constitute George F. Pickett and John W. Beiser and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this report, and generally do all such things in our name and behalf in such capacities to enable Atlantic Southeast Airlines, Inc. to comply with the applicable provisions of the Securities Act of 1933, as amended, and all requirements of the Securities and Exchange Commission, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or either of them, to any and all such amendments.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ George F. Pickett                              March 29, 1995
--------------------------------
George F. Pickett, Chairman
of the Board and Chief Executive
Officer (Principal Executive
Officer) and Director

/s/ John W. Beiser                                 March 29, 1995
---------------------------------
John W. Beiser, President,
Secretary and Director

/s/ Ronald V. Sapp                                 March 29, 1995
---------------------------------
Ronald V. Sapp, Vice President-
Finance and Treasurer (Principal
Financial and Accounting Officer)

/s/ Julius P. Gwin                                 March 29, 1995
---------------------------------
Julius P. Gwin, Director

/s/ Russell H. Heil                                March 29, 1995
---------------------------------
Russell H. Heil, Director

/s/ Jean A. Mori                                   March 29, 1995
---------------------------------
Jean A. Mori, Director

/s/ Parker H. Petit                                March 29, 1995
---------------------------------
Parker H. Petit, Director

/s/ Ralph W. Voorhees                              March 29, 1995
---------------------------------
Ralph W. Voorhees, Director

/s/ Alan M. Voorhees                               March 29, 1995
---------------------------------
Alan M. Voorhees, Director

                                 EXHIBIT INDEX


Exhibit Number and Description

3(a) Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(a) to the Registrant's registration statement on Form S-1, file number 2-277713, filed with the Commission on July 21,
       1982).

3(b)   Articles of Amendment dated May 10, 1985.  (Incorporated by reference to
       Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1992.

3(c)   Articles of Amendment dated May 24, 1988. (Incorporated by reference to
       Exhibit 19(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, file number 0-11097, filed with the Commission on August 11, 1988).

3(d)   Articles of Amendment dated May 25, 1989. (Incorporated by reference to
       Exhibit 3(d) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 0-11097, filed with the Commission on March 30, 1990).

3(e) By-Laws as amended on October 25, 1985. (Incorporated by reference to Exhibit 3(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

3(f) Amendment to By-Laws adopted on January 29, 1992. (Incorporated by reference to Exhibit 3(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

3(g) Restated By-Laws adopted on January 22, 1993. (Incorporated by reference to Exhibit 3(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993).


3(h) Amendment to By-Laws adopted on February 2, 1994. (Incorporated by reference to Exhibit 3(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 0-11097, filed with the Commission on March 31, 1994).

4 Instruments defining the rights of security holders, including indentures. See Exhibits 3(a), 3(b), 3(c), 3(d), 3(e), 3(f), 3(g) and 3(h).

10(a) 1982 Incentive Stock Option Plan adopted May 20, 1982. (Incorporated by reference to Exhibit 10(b) to the Registrant's registration statement on Form S-1 filed with the Commission on July 21, 1982). Amendment to 1982 Incentive Stock Option Plan dated August 27, 1990. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(b) Form of Incentive Stock Option Agreement under 1982 Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10(c) to the Registrant's registration statement on Form S-1, file number 2-277713, filed with the Commission on July 21, 1982). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(c) Stock Purchase Agreement dated May 28, 1986, between the Registrant and Delta Air Lines, Inc. (Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

10(d) Delta Connection Agreement dated July 1, 1986, between the Registrant and Delta Air Lines, Inc. (Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(e) Credit Agreement dated as of December 24, 1986, among the Registrant, ASA Investments, Inc., Manufacturers Hanover

       Leasing International Corp., American Security Bank, N.A., Barclays Bank PLC, B.S.F.E. - Banque de la Societe Financiere Europeene, Canadian Imperial Bank of Commerce, Citizens and Southern National Bank, Continental Illinois National Bank and Trust Company of Chicago, Kawasaki Lease Financing Inc., National Bank of Canada, National Bank of Georgia and The Royal Bank of Canada. (Incorporated by reference to
       Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992). Amendment No. 1 dated as of February 20, 1987. (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993). Amendment No. 2 dated as of May 23, 1989. (Incorporated by reference to
       Exhibit 19(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989). Amendment No. 3 dated as of August 17, 1989. (Incorporated by reference to Exhibit 19(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989).

10(f) Single Payment Note, dated January 26, 1987, still in effect evidencing Registrant's line of credit with Trust Company Bank. (Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(g) Credit Agreement dated as of April 23, 1987, among the Registrant, ASA Investments, Inc., Manufacturers Hanover Leasing International Corp., Kawasaki Lease Financing, Inc. and Credit Lyonnais, Cayman Islands Branch. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27,1992). Amendment No. 1 dated as of May 23, 1989. (Incorporated by reference to
       Exhibit 19(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989). Second Amendment dated as of October 31, 1989. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 0-11097, filed with the Commission on March 30, 1990).

10(h) Lease Agreement dated April 1, 1988, between the Registrant and Macon - Bibb County Industrial Authority. (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993).

10(i) 1990 Stock Appreciation Rights Plan approved by Shareholders on May 15, 1990. (Incorporated by reference to Exhibit 19(a) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(j) Executive Deferred Compensation (Retirement) Plan dated May 15, 1990. (Incorporated by reference to Exhibit 19(b) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(k) Founding Officer Agreement dated June 27, 1990, between the Registrant and George F. Pickett (Incorporated by reference to Exhibit 19(c) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(l) Founding Officer Agreement dated June 27, 1990, between the Registrant and John W. Beiser. (Incorporated by reference to Exhibit 19(d) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE

       FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(m) Aircraft Purchase Agreement dated August 27, 1990, between the Registrant and Embraer - Empresa Brasileira de Aeronautica S.A. (Incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

10(n) Office Lease Agreement dated December 18, 1991, by and between the Registrant and Trident Partners. (Incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(o) First Amendment to Executive Deferred Compensation (Retirement) Plan dated December 31, 1992. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10(p) ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993). Amendment No. 1 dated February 21, 1994. (Incorporated by reference to Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, file number 0-11097, filed with the Commission on March 31, 1994).

10(q) Aircraft Purchase Agreement dated as of April 15, 1993, between the Registrant and Embraer - Empresa Brasileira de Aeronautica S.A., related Letter Agreements (I), (II), and (III) dated as of April 15, 1993, and a Second Amendment dated as of April 15, 1993, to a Letter Supplement dated as of November 21, 1988. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(r) Participation Agreement dated as of May 1, 1993 between the Company and Antoine Finance Corporation. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(s) Lease Agreement dated as of May 1, 1993 between the Company and Antoine Finance Corporation and related Lease Supplement No. 1 dated May 10, 1993, Lease Supplement No. 2 dated May 12, 1993, Lease Supplement No. 3 dated May 26, 1993, Lease Supplement No. 4 dated June 16, 1993, Lease Supplement No. 5 dated June 23, 1993, and Lease Supplement No. 6 dated July 21, 1993. (Incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16,
       1993). Lease Supplement No. 7 dated August 25, 1993; Lease Supplement No. 8 dated September 9, 1993; and Lease Supplement No. 9 dated September 23, 1993. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993, file number 0-11097, filed with the Commission on November 15, 1993). Extension Agreement dated December 23, 1994 between the Company, Avions de Transport Regional and Antoine Finance Corporation. (Attached as Exhibit 10(s) hereto)

10(t) Unconditional Guaranty of Performance between the Company and Avions de Transport Regional dated as of May 1, 1993 with respect to the ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly report on Form 10-Q for the Quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(u) Purchase Agreement Assignment No. 1 dated May 10, 1993, Purchase Agreement Assignment No. 2 dated May 12, 1993, Purchase Agreement Assignment No. 3 dated May 26, 1993, Purchase Agreement Assignment No. 4 dated June 16, 1993, Purchase Agreement Assignment No. 5 dated June 23, 1993, and Purchase Agreement Assignment No. 6 dated July 21, 1993, all with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16,
       1993). Purchase Agreement Assignment No. 7 dated August 25, 1993, Purchase Agreement Assignment No. 8 dated September 9, 1993, and Purchase Agreement Assignment No. 9 dated September 23, 1993. (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly report on Form 10-Q for the Quarter ended September 30, 1993, file number 0-11097, filed with the Commission on November 15, 1993).

10(v) Credit Agreement with Trust Company Bank dated as of April 20, 1994 (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994).

10(w) Collateral Assignment of Purchase Agreement with Trust Company Bank dated as of April 20, 1994 with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994).

11     Statement re Computation of Per Share Earnings.

21     Subsidiaries of the Registrant.

23     Consent of Independent Auditors.

24     Power of Attorney (Included on the signature page of this Form 10-K).

27     Financial Data Schedule (for SEC use only)

99 Information required by Form 11-K with respect to the Atlantic Southeast Airlines, Inc. Thrift Plan will be filed as an amendment to this Form 10-K within 180 days after the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1933.