Form 10-Q
period 1995-03-31
ATLANTIC SOUTHEAST AIRLINES INC
filed 1995-05-15
CIK 702720

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to
                                           -----------   -----------
                         Commission File Number 0-11097

                       Atlantic Southeast Airlines, Inc.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


             Georgia                                       58-1354495
             -------                                       ----------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification Number)


       100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia     30354
       --------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number including area code: (404) 766-1400
                                                          --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes X       No
- ---        ---
As of May 2, 1995 there were 33,025,807 shares of common stock outstanding.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX

                                                                             Page No.
Part I-Financial Information

      Item 1. Consolidated Financial Statements
         Balance Sheets- March 31, 1995 and December 31, 1994
            Assets                                                                 3
            Liabilities and Shareholders' Equity                                   4


         Statements of Income- Three months ended
            March 31, 1995  and March 31, 1994                                     5

         Statements of Cash Flows- Three months ended
            March 31, 1995 and March 31, 1994                                      6

         Condensed Notes to Consolidated Financial Statements                      7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                8

Part II-Other Information

      Item 6. Exhibits and Reports on Form 8-K                                    11

Signatures                                                                        12

Exhibits
      11       Statement Re: Computation of Per Share Earnings                    13

      27       Financial Data Schedule (for SEC use only)                         14



Part I- Financial Information
     Item 1. Consolidated Financial Statements
                                               ATLANTIC SOUTHEAST AIRLINES, INC.
                                                  CONSOLIDATED BALANCE SHEETS
                                                   (In Thousands of Dollars)

                                                March 31,                  December 31,
                                                  1995                        1994
                                               -----------                 ------------
                                               (unaudited)                  (audited)
Assets
Current Assets
   Cash and cash equivalents                    $ 26,295                    $ 42,527
   Marketable securities                         151,325                     133,882
   Accounts receivable                             8,787                       6,721
   Expendable parts                                7,558                       7,626
   Other current assets                            3,182                       2,852
                                                --------                    --------
                                                 197,147                     193,608

Property and Equipment
   Flight equipment                              476,607                     472,354
   Other property and equipment                    8,080                       7,986
   Advance payments on property and
     equipment                                       114                         191
                                                --------                    --------
                                                 484,801                     480,531
   Less accumulated depreciation and
     amortization                                171,341                     163,376
                                                --------                    --------
                                                 313,460                     317,155

Other Assets
   Excess of cost over fair value of
    tangible assets acquired                       2,944                       2,970
   Other assets                                    6,231                       5,951
                                                --------                    --------
                                                   9,175                       8,921

Total Assets                                    $519,782                    $519,684
                                                ========                    ========



See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                                       March 31,                  December 31,
                                                         1995                         1994
                                                      -----------                 ------------
                                                      (unaudited)                  (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                    $ 29,045                    $ 28,254
   Accounts payable                                       12,288                      13,399
   Air traffic liability                                   1,445                       1,624
   Accrued compensation and related
     expenses                                              3,860                       4,518
   Accrued interest payable                                3,278                       3,136
   Other accrued expenses                                  1,940                       1,043
   Income taxes payable                                    5,581                       1,243
                                                        --------                    --------
                                                          57,437                      53,217

Long-Term Debt                                           143,879                     152,610

Other Non-Current Liabilities                                571                         534

Deferred Income Taxes                                     66,816                      65,853

Shareholders' Equity
   Common stock, $.10 par value; authorized
   50,000,000 shares; issued 34,363,707
     shares                                                3,436                       3,436
   Capital in excess of par value                         45,238                      45,238
   Retained earnings                                     225,673                     218,924
   Unrealized holding gain (loss) on
     investments                                              94                        (151)
                                                        --------                    --------
                                                         274,441                     267,447
   Less treasury stock at cost - 1,337,900
     and 1,140,000 shares respectively                    23,362                      19,977
                                                        --------                    --------
                                                         251,079                     247,470

Total Liabilities and Shareholders' Equity              $519,782                    $519,684
                                                        ========                    ========




See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                  (Unaudited)

                                                      For The Three Months Ended
                                                              March 31,
                                                   1995                       1994
                                            ----------------------------------------
Operating Revenues:
   Passenger                                 $    70,210                 $    73,530
   Other                                           1,681                       1,488
                                             -----------                 -----------
Total Operating Revenues                          71,891                      75,018

Operating Expenses:
   Flying operations                              15,670                      15,842
   Maintenance                                    12,763                      12,320
   Passenger service                               3,664                       3,224
   Aircraft and traffic servicing                  9,409                       8,952
   Promotion, sales and advertising                6,089                       6,795
   General and administrative                      2,874                       1,706
   Depreciation, amortization and
     obsolescence                                  6,957                       6,257
   Other                                              90                          81
                                             -----------                 -----------
Total Operating Expenses                          57,516                      55,177

Income from Operations                            14,375                      19,841

Non-Operating (Income) Expenses, net:
   Interest income                                (2,654)                     (1,415)
   Interest expense                                2,033                       1,127
   Other                                             (12)                         14
                                             -----------                 -----------
                                                    (633)                       (274)

Income before Income Taxes                        15,008                      20,115

Income Taxes: Note 3
   Current                                         4,638                       6,457
   Deferred                                          810                       1,308
                                             -----------                 -----------
                                                   5,448                       7,765


Net Income                                   $     9,560                     $12,350
                                             -----------                 -----------
Net Income per Share                         $      0.29                       $0.36

Cash Dividends per Common Share              $     0.085                       $0.08

Weighted Number of Common Shares
   Outstanding                                33,069,306                  34,434,190


See condensed notes to consolidated financial statements.
                                      -5-

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                For The Three Months Ended
                                                                       March 31,
                                                          ------------------------------------
                                                             1995                        1994
OPERATING ACTIVITIES
Net Income                                                $  9,560                    $ 12,350
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                              6,733                       5,985
   Amortization and provision for obsolescence                 224                         272
   Provision for uncollectible accounts                         30                          30
   Amortization of engine overhauls                          1,833                       1,421
   Deferred income taxes                                       963                       1,308
   Other                                                       237                         376
Changes in Operating Assets and Liabilities:
   Accounts receivable                                      (2,096)                     (2,351)
   Expendable parts                                            (77)                        290
   Other assets                                               (723)                        106
   Accounts payable                                         (1,111)                       (412)
   Other liabilities                                           718                        (633)
   Accrued compensation and related liabilities               (621)                     (1,172)
   Accrued interest payable                                    142                         301
   Income taxes payable                                      4,338                       3,342
                                                          --------                    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                   20,150                      21,213

INVESTING ACTIVITIES
Purchase of Marketable Securities                          (58,529)                    (26,760)
Proceeds from Sale of Marketable Securities                 41,484                      48,960
Proceeds from Disposal of Property and Equipment                15                          11
Purchases of Property and Equipment including
   Advance Payments                                         (4,878)                     (9,691)
Other                                                         (338)                        (29)
                                                          --------                    --------
NET CASH USED IN INVESTING ACTIVITIES                      (22,246)                     12,491

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt                        (7,940)                     (5,547)
Dividends Paid                                              (2,811)                     (2,748)
Purchase of Treasury Stock                                  (3,385)                          -
                                                          --------                    --------
NET CASH USED IN FINANCING ACTIVITIES                      (14,136)                     (8,295)

INCREASE IN CASH AND CASH EQUIVALENTS                      (16,232)                     25,409
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            42,527                      52,835
                                                          --------                    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 26,295                    $ 78,244
                                                          --------                    --------


See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying condensed (unaudited) consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1995 and results of operations for the three-month periods ended March 31, 1995 and 1994 and cash flows for the three-month periods ended March 31, 1995 and 1994. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1994 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on March 31, 1995.

2. Results of operations for the three-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding.

4. Marketable securities, which consist of investments with maturity dates longer than three months, are reported at fair market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         The Company increased cash, cash equivalents and investments in marketable securities by $1.2 million during the first three months of 1995. Cash generated from operating activities was $20.2 million. The Company purchased $4.9 million of property and equipment, retired $7.9 million of debt, paid $2.8 million in dividends and purchased $3.4 million of treasury stock. Working capital was $139.7 million with a current ratio of 3.4:1 at March 31, 1995, which compares to working capital of $140.4 million and a current ratio of 3.6:1 at December 31, 1994.

         The Company has an unsecured line of credit totaling $8 million with one of its banks. At March 31, 1995, $.7 million of this line was committed to support a letter of credit. As of March 31, 1995, there were no outstanding amounts against the line of credit.

         In February 1995, the Company received authority from its Board of Directors to acquire six additional Brasilia aircraft. The Company is in the process of securing arrangements for the acquisition of these six aircraft.

         Current Federal Aviation Administration (FAA) directives require that the Company complete the process of equipping its aircraft with traffic alert and collision avoidance systems by December 31, 1995. The remaining estimated cost for these modifications on the Company's current fleet is approximately $1.5 million. Current maturities of long-term debt, compliance with FAA directives and other capital expenditures for 1995 will be funded from the Company's cash reserves and internally generated funds.

         At March 31, 1995, the Company operated a fleet of 75 owned aircraft and eight leased aircraft; and provided service to 39 markets from the Atlanta hub and to 25 markets from the Dallas/Fort Worth hub.

         The long-term debt to equity ratio was .57:1 at March 31, 1995 compared with .62:1 at December 31, 1994. Long-term debt was $143.9 million at March 31, 1995 compared with $152.6 million at the end of 1994. This decrease was the result of $7.9 million in scheduled debt payments and an increase of $.8 million in current maturities.

         In May, 1994, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock on the open market at any time on or before December 31, 1995. The stock repurchased will be used for compensation programs or other general corporate purposes. As of March 31, 1995, the Company had repurchased 1,337,900 shares of its common stock at a cost of approximately $23 million.

          Shareholders' equity per share increased to $7.60 at March 31, 1995 from $7.45 at the end of 1994. Net worth increased $3.6 million primarily due to earnings in the first quarter of 1995 of $9.6 million, net of $2.8 million in dividends paid and $3.4 million of treasury stock purchases.

         In the first quarter of 1995, the Company declared a quarterly cash dividend of 8.5 cents per share compared to 8 cents per share for the similar period of 1994.

         The Company is having ongoing discussions with Delta Air Lines, Inc. related to an increase in certain marketing related costs associated with the Delta Connection program. These cost increases are expected to be implemented during 1995. The Company is also discussing with Delta Air Lines, Inc. the possibility of providing replacement or supplemental service to several markets from the Atlanta and Dallas/Fort Worth hubs. The Company cannot assess the impact that these possible changes may have on future operating results. On May 1, 1995, the Company replaced all of Deltas service between Dallas/Fort Worth and Oklahoma City as well as Houstons Hobby Airport with an additional eight round trips per day and discontinued service of one round trip per day to both Raleigh/Durham and Savannah from its Atlanta hub.

         On December 9, 1994, the FAA issued an Airworthiness Directive which prohibited all ATR-42 and ATR-72 aircraft from being operated into icing conditions. These restrictions resulted in significant flight cancellations until the restrictions were modified by the FAA on January 11, 1995. On that date, the restrictions were lifted except with respect to the most severe icing conditions. On March 20, 1995, the FAA required the ATR aircraft to be retro-fitted with larger de-icing boots. The Company plans to have the larger de-icing boots installed by June 1, 1995. The cost of these larger de-icing boots is being borne by the aircraft manufacturer. First quarter traffic was below 1994 levels as a result of flight cancellations due to flight restrictions, as discussed above, and the adverse publicity that the regional airline industry received in the fourth quarter of 1994.

Results of Operations

         The Company had lower first quarter revenue, net income and traffic compared with the same period in the prior year. The primary reasons for this decline are discussed in the paragraph above. In addition, quarterly results were impacted by the loss of traffic in February and early March due to adverse weather conditions. Net income for the three months ended March 31, 1995 was $9.6 million or $.29 per share compared to $12.3 million or $.36 per share in 1994.

         The number of passengers during the first quarter decreased five per cent while the average trip length increased one per cent for a four percent decline in revenue passenger miles flown (RPMs). This decrease in RPMs as well as a one percent decline in the average passenger mile yield to $.412 from $.416, resulted in a five percent decline in passenger revenue to $70.2 million for the quarter ended March 31, 1995.

         Operating expenses increased four per cent to $57.5 million for the quarter ended March 31, 1995. The Company increased capacity (available seat miles "ASM's") by four per cent but only experienced a one per cent increase in the cost per ASM flown to 14.2 cents in the first quarter of 1995 compared to
14.1 cents in the first quarter of 1994. This minimal unit cost increase is attributable to the operating efficiency of the new ATR aircraft and its lower operating cost per ASM.

         The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended March 31, 1995 and 1994:

                                            Cost per ASM
                                           Quarter Ended         % Operating Cost
                                             March 31,            Quarter Ended
                                            (in cents)              March 31,
                                         --------------------------------------
                                         1995       1994        1995       1994
                                         --------------------------------------
Labor and related                         4.2c.      3.7c.       29%        27%
Fuel                                      1.3        1.5          9         10
Direct maintenance                        2.3        2.3         16         16
Passenger related                         1.4        1.7         10         12
Depreciation and aircraft rent            2.2        2.2         16         15
Other                                     2.8        2.7         20         20
                                         -------------------------------------
Total operating expense                  14.2c.     14.1c.      100%       100%



         Labor and related costs increased to $16.9 million for the first quarter of 1995 compared with $14.7 million for the same period in 1994. The average number of employees grew four per cent from 2,111 to 2,188 as of March 31, 1995. Employee benefit expense increased $.5 million due to higher medical costs. Included in the first quarter of 1994 is a $1 million credit to expense associated with the Company's stock appreciation rights ("SARs") plan. This reversal of previously accrued expense resulted from a decrease in the Company's stock price. The Company experienced an increase in the stock price during the first quarter of 1995, but the impact to expense for stock appreciation rights was minimal.

         Fuel expense decreased to 1.3 cents per ASM for the first three months of 1995 compared to 1.5 cents per ASM for the quarter ended March 31, 1994. Fuel expense declined $.4 million spread over a four per cent increase in ASM's. The average price per gallon decreased seven per cent to 57.8 cents from 62.2 cents while total fuel consumption remained constant.

         Passenger related expenses decreased $.8 million for the quarter ended March 31, 1995 compared to the same quarter last year. This decrease was due primarily to lower passenger revenue. These expenses, which include travel agency commissions and reservation system fees, were eight per cent of passenger revenue for the quarter ended March 31, 1995 compared with nine per cent for the quarter ended March 31, 1994.

         Depreciation and aircraft rent increased six per cent to $8.9 million for the quarter ended March 31, 1995. This increase was due primarily to depreciation expense associated with the four ATR aircraft which were acquired in the second quarter of 1994.

         The Company's break-even load factor remained constant at 33% for the first quarter of 1995 compared with the same period in 1994.


Part II-Other Information

Item 6.    Exhibits and Reports on Form 8-K
(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.


      11   Statement Re: Computation of Per Share Earnings

      27   Financial Data Schedule (for SEC use only)


(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 31, 1995.

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



Date: May 12, 1995