Form 10-Q
period 1995-06-30
ATLANTIC SOUTHEAST AIRLINES INC
filed 1995-08-14
CIK 702720

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

                                       OR

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------

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


         100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia 30354
         ------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)


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

As of August 2, 1995 there were 33,025,807 shares of common stock outstanding.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX

                                                                                            Page No.
     Part I-Financial Information

           Item 1. Consolidated Financial Statements
              Balance Sheets- June 30, 1995 and December 31, 1994
                Assets                                                                          4
                Liabilities and Shareholders' Equity                                            5

              Statements of Income- Three months and six months
                ended June 30, 1995  and June 30, 1994                                          6

              Statements of Cash Flows- Six months ended
                June 30, 1995 and June 30, 1994                                                 7

              Condensed Notes to Consolidated Financial Statements                              8

           Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                        9

     Part II-Other Information

           Item 4. Submission of Matters to a Vote of Security Holders                         14

           Item 6. Exhibits and Reports on Form 8-K                                            14

     Signatures                                                                                16


     Exhibits

        10(a)   Supplemental Executive Retirement Plan effective
                May 24, 1995

        10(b)   Lease Termination Agreement dated June 22, 1995

        10(c)   Purchase Agreement Assignments dated June 22, 1995

        10(d)   Sublease Agreement, Sublease Supplement, Sublease Tax
                Indemnity Agreement and Nondisturbance and Recognition
                Agreement for Aircraft N630AS dated June 22, 1995

        10(e)   Sublease Agreement, Sublease Supplement, Sublease Tax
                Indemnity Agreement and Nondisturbance and Recognition
                Agreement for Aircraft N631AS dated June 22, 1995

        10(f)   Sublease Agreement, Sublease Supplement, Sublease Tax
                Indemnity Agreement and Nondisturbance and Recognition
                Agreement for Aircraft N632AS dated June 22, 1995

        10(g)   Sublease Agreement, Sublease Supplement, Sublease Tax
                Indemnity Agreement and Nondisturbance and Recognition
                Agreement for Aircraft N633AS dated June 22, 1995

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX

                                                                        Page No.

        10(h)   Sublease Agreement, Sublease Supplement, Sublease Tax
                Indemnity Agreement and Nondisturbance and Recognition
                Agreement for Aircraft N634AS dated June 22, 1995

        10(i)   Sublease Agreement, Sublease Supplement, Sublease Tax
                Indemnity Agreement and Nondisturbance and Recognition
                Agreement for Aircraft N635AS dated June 22, 1995

        10(j)   Sublease Agreement, Sublease Supplement, Sublease Tax
                Indemnity Agreement and Nondisturbance and Recognition
                Agreement for Aircraft N636AS dated June 22, 1995

        10(k)   Sublease Agreement, Sublease Supplement, Sublease Tax
                Indemnity Agreement and Nondisturbance and Recognition
                Agreement for Aircraft N637AS dated June 22, 1995

        11      Statement Re: Computation of Per Share Earnings

        27      Financial Data Schedule (for SEC use only)


Part I- Financial Information
   Item 1. Consolidated Financial Statements

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                             June 30,                  December 31,
                                                               1995                       1994
                                                           -----------                 ------------
                                                           (unaudited)                  (audited)
     Assets
     Current Assets
       Cash and cash equivalents                             $ 35,678                    $ 42,527
       Marketable securities                                  152,791                     133,882
       Accounts receivable                                     11,071                       6,721
       Expendable parts                                         6,960                       7,626
       Other current assets                                     3,096                       2,852
                                                             --------                    --------

                                                              209,596                     193,608

     Property and Equipment
       Flight equipment                                       478,909                     472,354
       Other property and equipment                             8,080                       7,986
       Advance payments on property and equipment                 481                         191
                                                             --------                    --------

                                                              487,470                     480,531
       Less accumulated depreciation and amortization         179,047                     163,376
                                                             --------                    --------

                                                              308,423                     317,155

     Other Assets
       Excess of cost over fair value of
         tangible assets acquired                               2,918                       2,970
       Other assets                                             4,732                       5,951
                                                             --------                    --------

                                                                7,650                       8,921

     Total Assets                                            $525,669                    $519,684
                                                             ========                    ========

     See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                                             June 30,                  December 31,
                                                               1995                        1994
                                                           -----------                 ------------
                                                           (unaudited)                  (audited)
     Liabilities and Shareholders' Equity
     Current Liabilities
        Current portion of long-term debt                    $ 28,360                    $ 28,254
        Accounts payable                                       10,670                      13,399
        Air traffic liability                                     660                       1,624
        Accrued compensation and related expenses               8,733                       4,518
        Accrued interest payable                                1,877                       3,136
        Other accrued expenses                                  2,919                       1,043
        Income taxes payable                                    5,064                       1,243
                                                             --------                    --------

                                                               58,283                      53,217

     Long-Term Debt                                           135,952                     152,610

     Other Non-Current Liabilities                                610                         534

     Deferred Income Taxes                                     67,410                      65,853

     Shareholders' Equity
        Common stock, $.10 par value; authorized
        50,000,000 shares; issued 34,363,707 shares             3,436                       3,436
        Capital in excess of par value                         45,238                      45,238
        Retained earnings                                     237,833                     218,924
        Unrealized holding gain (loss) on investments             269                        (151)
                                                             --------                    --------
                                                              286,776                     267,447
        Less treasury stock at cost - 1,337,900 and
        1,140,000  shares respectively                         23,362                      19,977
                                                             --------                    --------
                                                              263,414                     247,470

     Total Liabilities and Shareholders' Equity              $525,669                    $519,684
                                                             ========                    ========


     See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                  (Unaudited)

                                                          For The Three Months Ended  For The Six Months Ended
                                                                    June 30,                    June 30,
                                                          --------------------------  -------------------------
                                                              1995          1994          1995          1994
     Operating Revenues:
        Passenger                                         $    85,892   $    80,406   $   156,102   $   153,936
        Other                                                   4,157         1,627         5,838         3,115
                                                          -----------   -----------   -----------   -----------
     Total Operating Revenues                                  90,049        82,033       161,940       157,051

     Operating Expenses:
        Flying operations                                      16,708        16,317        32,378        32,159
        Maintenance                                            13,314        11,395        26,077        23,715
        Passenger service                                       4,018         3,459         7,682         6,683
        Aircraft and traffic servicing                          9,409         8,947        18,818        17,899
        Promotion, sales and advertising                        9,407         8,438        15,496        15,233
        General and administrative                              6,877           122         9,751         1,828
        Depreciation, amortization and obsolescence             6,956         6,671        13,913        12,928
        Other                                                      66            52           156           133
                                                          -----------   -----------   -----------   -----------
     Total Operating Expenses                                  66,755        55,401       124,271       110,578

     Income from Operations                                    23,294        26,632        37,669        46,473

     Non-Operating (Income) Expenses, net:
        Interest income                                        (2,961)       (1,688)       (5,615)       (3,103)
        Interest expense                                        2,021         1,344         4,054         2,471
        Other                                                     (24)          (27)          (36)          (13)
                                                          -----------   -----------   -----------   -----------
                                                                 (964)         (371)       (1,597)         (645)

     Income before Income Taxes                                24,258        27,003        39,266        47,118

     Income Taxes: Note 3
        Current                                                 8,805         8,198        13,443        14,655
        Deferred                                                  486         2,225         1,296         3,533
                                                          -----------   -----------   -----------   -----------
                                                                9,291        10,423        14,739        18,188


     Net Income                                           $    14,967   $    16,580   $    24,527   $    28,930
                                                          ===========   ===========   ===========   ===========

     Net Income per Share                                 $      0.45   $      0.48   $      0.74   $      0.84

     Cash Dividends per Common Share                            0.085          0.08          0.17          0.16

     Weighted Number of Common Shares Outstanding          33,112,996    34,383,247    33,097,556    34,408,578


     See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                  For The Six Months Ended
                                                                                          June 30,
                                                                           ------------------------------------
                                                                              1995                       1994
     OPERATING ACTIVITIES
     Net Income                                                            $ 24,527                    $ 28,930
     Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:
       Depreciation                                                          13,465                      12,377
       Amortization and provision for obsolescence                              448                         551
       Provision for uncollectible accounts                                     (40)                         60
       Amortization of engine overhauls                                       3,951                       3,024
       Deferred income taxes                                                  1,557                       3,533
       Other                                                                    410                         375
     Changes in Operating Assets and Liabilities:
       Accounts receivable                                                   (4,310)                     (3,317)
       Expendable parts                                                         377                        (978)
       Other assets                                                            (152)                        166
       Accounts payable                                                      (2,729)                      5,559
       Other liabilities                                                        912                         875
       Accrued compensation and related liabilities                           4,291                      (3,968)
       Accrued interest payable                                              (1,259)                        241
       Income taxes payable                                                   3,821                      (1,689)
                                                                           --------                    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                               45,269                      45,739

     INVESTING ACTIVITIES
     Purchase of Marketable Securities                                      (96,806)                    (65,651)
     Proceeds from Sale of Marketable Securities                             78,579                      73,082
     Decrease in Restricted Cash                                                265                         265
     Proceeds from Disposal of Property and Equipment                            17                          14
     Purchases of Property and Equipment including
        Advance Payments                                                     (8,693)                    (58,812)
     Other                                                                       75                         (72)
                                                                           --------                    --------
     NET CASH USED IN INVESTING ACTIVITIES                                  (26,563)                    (51,174)

     FINANCING ACTIVITIES
     Proceeds from Long-Term Debt                                                 -                      43,782
     Principal Payments on Long-Term Debt                                   (16,552)                    (12,859)
     Dividends Paid                                                          (5,618)                     (5,493)
     Purchase of Treasury Stock                                              (3,385)                     (2,624)
                                                                           --------                    --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (25,555)                     22,806


     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (6,849)                     17,371
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        42,527                      52,835
                                                                           --------                    --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 35,678                    $ 70,206
                                                                           --------                    --------


     See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying condensed (unaudited) consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1995 and results of operations for the six-month periods ended June 30, 1995 and 1994 and cash flows for the six-month periods ended June 30, 1995 and 1994. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1994 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on March 31, 1995.

2. Results of operations for the six-month periods ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding.

4. Marketable securities, which consist of investments with maturity dates longer than three months, are reported at fair market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Working capital increased to $151.3 million with a current ratio of 3.6:1 at June 30, 1995, which compares with working capital of $140.4 million and the same current ratio at December 31, 1994. The change in working capital of $10.9 million for the six months ended June 30, 1995 was primarily due to $45.3 million in cash from operations offset by an $8.7 million investment in property and equipment, $16.6 million of debt retirement, $5.6 million of dividends paid and $3.4 million of treasury stock purchases.

          The Company has available an $8 million unsecured line of credit with a bank. As of June 30, 1995, $.7 million of this line was committed to support a letter of credit. As of June 30, 1995, there were no outstanding amounts against the line of credit.

         In February 1995, the Company received authority from its Board of Directors to acquire up to six additional Brasilia aircraft. When acquired, these aircraft will replace the remaining Bandeirante aircraft currently operating at the Dallas/Fort Worth hub. In May 1995, the Company executed a Memorandum of Understanding with JSX Corporation regarding the sublease of four Brasilia aircraft and paid a deposit of $.4 million which will be applied to future rent. In July 1995, the Company executed a sublease agreement for the first of these Brasilia aircraft. The initial lease term is for approximately four years.

         In June 1995, the Company entered into eight separate seven year sublease agreements with the leasing subsidiary of an aircraft manufacturer for the sublease of eight ATR-72 aircraft. These aircraft were delivered to the Company during 1993 and had been subject to an interim lease from 1993 through June, 1995. The execution of the sublease in June 1995 caused a minimal change in the annual rentals from those that had been paid under the interim lease.

         In May 1995, the Company entered into a settlement agreement with a supplier for $2 million. This settlement partially offset losses and damages that the Company incurred as a result of flight restrictions imposed by the Federal Aviation Administration (FAA) during the fourth quarter of 1994 and the first quarter of 1995. The $2 million was recorded as other revenue during the second quarter of 1995.

         In July 1995, the Company executed a Memorandum of Understanding with Bristish Aerospace for the lease of five previously operated BAe 146-200 jet aircraft for a term of five years. In addition, the Company secured options for the lease of up to 15 additional BAe 146 aircraft. This would be the first time that jet aircraft will be flown by the Company. The BAe 146-200 aircraft is certified to operate with a maximum capacity of 108 passengers. However, the Company plans to operate the aircraft in an 88 - passenger configuration, which will provide business class seating comfort for its passengers. The Company plans to initiate jet service from Atlanta to Chattanooga, Tennessee; Columbus, Georgia; Asheville, North Carolina; and Panama City and Fort Walton Beach, Florida with the BAe 146 effective December 1, 1995. In addition, effective February 1, 1996, the Company plans to use the BAe 146 to provide four daily roundtrips to Myrtle Beach, South Carolina. The Company paid an aircraft reservation fee of $.6 million which will be reclassified to a security deposit once a lease is executed. This transaction is subject to approval by the Board of Directors of both the Company and British Aerospace as well as the execution of a definitive lease agreement between the Company and a leasing subsidiary of British Aerospace.

         On May 1, 1995, the Company replaced Delta Air Lines, Inc. service to Houston/Hobby Airport and Oklahoma City from its Dallas/Fort Worth hub. On the same date, the Company discontinued service to Savannah and Raleigh/Durham from its Atlanta hub.

         On December 1, 1995, the Company plans to offer new direct service between Atlanta and Lafayette as well as Alexandria, Louisiana. The Company also plans to terminate service effective December 1, 1995 between Dallas/Fort Worth and Tyler, Waco, College Station and Longview, Texas; and Springfield, Missouri, as well as between Atlanta and Huntsville and Mobile, Alabama and Nashville, Tennessee. The Company's service to these markets was not profitable primarily due to low load factors and/or discounted pricing.

         Current FAA directives require that the Company complete the process of equipping its Brasilia aircraft with traffic alert and collision avoidance systems by December 31, 1995. The Company has spent $.6 million on its current Brasilia fleet through June 30, 1995, and the remaining estimated cost for these modifications is approximated at $1.4 million. All of these costs will be capitalized as fixed assets.

         Current maturities of long-term debt, future aircraft lease payments, compliance with FAA directives and other capital expenditures for 1995 will be funded from the Company's cash reserves and internally generated funds.

         Total assets were higher by $6 million to $525.7 million at June 30, 1995 primarily due to a $16 million increase in current assets offset by an $8.7 million decrease in net property and equipment. An increase of $12.1 million in cash, cash equivalents and marketable securities and $4.4 million in accounts receivable contributed to the upward movement in current assets. Accounts receivable were higher primarily due to $1.2 million of receivables from other airlines for passenger revenue and an increase of $1.1 million in interest due from investments.

         The long-term debt to equity ratio was .52:1 at June 30, 1995 compared with .62:1 at December 31, 1994. Long-term debt decreased to $136 million from $152.6 million at the end of 1994. This decline was the result of $16.6 million in scheduled debt payments.

         Shareholders' equity per share increased to $7.98 at June 30, 1995 from $7.45 at the end of 1994. Net worth increased $15.9 million due to net income of $24.5 million in the first six months of 1995 offset primarily by dividends paid of $5.6 million and treasury stock purchases of $3.4 million.

         In May 1994, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock on the open market at any time on or before December 31, 1995. The Company will use part of its available cash balances to repurchase such shares. The stock repurchased will be used for compensation programs or other general corporate purposes. As of June 30, 1995, the Company had repurchased 1,337,900 shares of its common stock at a cost of approximately $23.4 million.


Results of Operations
For the three months ended June 30, 1995 and 1994

         The Company's second quarter of 1995 total revenues increased ten per cent to $90 million compared with $82 million for the similar period of 1994. Passenger revenue increased seven per cent to $85.9 million primarily due to a six per cent increase in the average passenger yield to 42.6 cents per revenue passenger mile.

         Net income for the second quarter of 1995 was $15 million or $.45 per share compared with $16.6 million or $.48 per share for the similar period of 1994. Second quarter 1995 net income included two adjustments:

         - an after-tax charge of $2.6 million ($4.3 million pre-tax) for the Company's Stock Appreciation Rights Plan (SARs) due to a 63 per cent increase in the Company's stock price during the quarter, and
         - after-tax revenue of $1.2 million ($2 million pre-tax) due to the settlement discussed in the section labeled "Liquidity and Capital Resources".

Excluding these items, second quarter 1995 net income would have been $16.4 million, or $.49 per share. The second quarter of 1994 included $1.7 million after-tax negative expense for SARs or $.05 per share. Without this item, net income for the second quarter of 1994 would have been $14.9 million or $.43 per share.

          Operating expenses increased approximately 20 per cent in the second quarter of 1995 compared to the same period last year. The Company increased capacity (available seat miles "ASM's") by four per cent and experienced a 16 per cent increase in the cost per ASM flown to 15.6 cents in the second quarter of 1995 compared to 13.5 cents in the second quarter of 1994. The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended June 30, 1995 and 1994:

                                           Cost per ASM                  % Operating Cost
                                           Quarter Ended                   Quarter Ended
                                             June 30,                         June 30,
                                      -----------------------------------------------------
                                      1995             1994             1995           1994
                                      -----------------------------------------------------
Labor and related                      5.0c.            3.2c.            32%             24%
Fuel                                   1.4              1.4               9              10
Direct maintenance                     2.3              2.0              15              15
Passenger related                      2.1              1.9              13              14
Depreciation and aircraft rent         2.1              2.1              13              16
Other                                  2.7              2.9              18              21
                                      -----------------------------------------------------
Total operating expense               15.6c.           13.5c.           100%            100%


         Labor and related costs increased to $21.4 million for the second quarter of 1995 compared to $13 million for the same period in 1994. The average number of employees grew three per cent from 2,136 to 2,205 as of June 30, 1995. Employee benefit expense increased $.4 million due to higher medical costs. Included in the second quarter of 1995 is a $4.3 million charge to expense associated with the Company's SARs due to a 63 per cent increase in the Company's stock price. The second quarter of 1994, however, included $2.8 million negative expense for SARs due to a decrease in the Company's stock price. Labor and related costs per ASM without the SARs adjustments would have been 4 cents for the second quarter of 1995 in comparison to 3.9 cents for the same period in 1994.

         Direct maintenance cost, excluding labor and related expenses, increased 22 per cent to $9.8 million for the quarter ended June 30, 1995.
This increase was due primarily to a four per cent increase in capacity and the timing for scheduled maintenance inspections and overhauls of time controlled components.

         Passenger related expenses increased $.9 million for the quarter ended June 30, 1995 compared to the same quarter last year. These expenses, which include travel agency commissions and reservation fees, were ten per cent of passenger revenue for both 1995 and 1994.

         The break-even load factor increased to 34.4% for the three months ended June 30, 1995 compared to 32.7% for the same period last year. This increase was primarily the result of adjustments for SARs as discussed above.


For the six months ended June 30, 1995 and 1994

         Passenger revenue increased one per cent to $156.1 million in the first six months of 1995 primarily due to a three per cent increase in average yield per passenger mile to 42 cents from 40.9 cents offset by a one per cent decline in RPMs. The number of passengers carried declined two per cent for the first six months of 1995 compared to 1994. The average passenger trip length increased slightly to 250 miles in 1995 from 249 miles in 1994. The first quarter of 1995 results were impacted by flight cancellations due to FAA flight restrictions, the adverse publicity that the regional airline industry received in the fourth quarter of 1994, and adverse weather conditions in February as well as early March.

         Operating expenses increased 12 per cent during the six month period ended June 30, 1995. The Company increased capacity ("ASM's") by four per cent and experienced an eight per cent increase in the cost per ASM to 14.9 cents from 13.8 cents. The six months ending June 30, 1995 included a $4.3 million charge to expense associated with SARs. In comparison, the first six months of 1994 had $3.8 million negative expense for SARs due to a decline in the Company's stock price. Excluding the effect of SARs for both periods, operating expenses would have increased five per cent in 1995 compared to 1994.

The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the six month periods ended June 30, 1995 and 1994:

                                           Cost per ASM                  % Operating Cost
                                           Year to Date                     Year to Date
                                             June 30,                         June 30,
                                      -----------------------------------------------------
                                      1995             1994             1995           1994
                                      -----------------------------------------------------
Labor and related                      4.6c.            3.5c.            31%             25%
Fuel                                   1.4              1.4               9              11
Direct maintenance                     2.3              2.1              15              15
Passenger related                      1.7              1.8              12              13
Depreciation and aircraft rent         2.1              2.2              14              16
Other                                  2.8              2.8              19              20
                                      -----------------------------------------------------
Total operating expense               14.9c.           13.8c.           100%            100%

         Labor and related costs increased 38 per cent to $38.3 million for the six months ended June 30, 1995 from $27.7 million for the six months ended June 30, 1994. The average number of employees grew four per cent from 2,128 to 2,211 as of June 30, 1995. As previously mentioned, the first six months of 1995 included a $4.3 million charge for SARs expense due to a 94 per cent increase in the Company's common stock price. The first six months of 1994 included $3.8 million negative expense which resulted from a decrease in the Company's stock price and reversed previously accrued expenses associated with stock appreciation rights. Excluding these adjustments, the cost per ASM would have been 4.1 cents in 1995 versus 3.9 cents in 1994. As a per cent of operating expenses, both years would have been 28 per cent.

         Direct maintenance cost, excluding labor and related expenses, increased 11 per cent to $18.9 million for the six months ended June 30, 1995. This increase was due primarily to a four per cent increase in capacity and the timing for scheduled maintenance inspections and overhauls of time controlled components.

         Depreciation and aircraft rent increased four per cent to $17.9 million for the six months ended June 30, 1995. This increase was due primarily to a full six months of depreciation associated with the four ATR-72 aircraft acquired in the second quarter of 1994.



                                    PART II

Item 4.          Submission of Matters to a Vote of Security Holders
                 The Annual Meeting of Shareholders of Atlantic Southeast Airlines, Inc. was held Wednesday, May 24, 1995. The only matter submitted to a vote of the shareholders at this meeting was the election of directors. John W. Beiser; Julius
                 P. Gwin; Russell H. Heil; Jean A. Mori; Parker H. Petit; George F. Pickett; Alan M. Voorhees; and Ralph W. Voorhees were elected at the Annual Meeting by the holders of Common Stock by the following vote: (a) Mr. Beiser: 29,655,728 votes for and 306,640 votes withheld, (b) Mr. Gwin: 29,672,791 votes for and 289,577 votes withheld, (c) Mr. Heil: 29,655,381 votes for and 306,987 votes withheld, (d) Mr. Mori: 29,647,191 votes for and 315,177 votes withheld, (e) Mr. Petit: 29,214,165 votes for and 748,203 votes withheld, (f) Mr. Pickett:
                 29,668,537 votes for and 293,831 votes withheld, (g) Mr. Alan
                 Voorhees: 29,669,851 votes for and 292,517 votes withheld and
                 (h) Mr. Ralph Voorhees: 29,654,756 votes for and 307,612 votes withheld. There are no abstentions or broker non-votes for purposes of any such votes.

Item 6.          Exhibits and Reports on Form 8-K
(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.


         10(a)   Supplemental Executive Retirement Plan effective May 24, 1995

         10(b)   Lease Termination Agreement dated June 22, 1995

         10(c)   Purchase Agreement Assignments dated June 22, 1995

         10(d) Sublease Agreement, Sublease Supplement, Sublease Tax Indemnity Agreement and Nondisturbance and Recognition Agreement for Aircraft N630AS dated June 22, 1995

         10(e) Sublease Agreement, Sublease Supplement, Sublease Tax Indemnity Agreement and Nondisturbance and Recognition Agreement for Aircraft N631AS dated June 22, 1995

         10(f) Sublease Agreement, Sublease Supplement, Sublease Tax Indemnity Agreement and Nondisturbance and Recognition Agreement for Aircraft N632AS dated June 22, 1995

         10(g) Sublease Agreement, Sublease Supplement, Sublease Tax Indemnity Agreement and Nondisturbance and Recognition Agreement for Aircraft N633AS dated June 22, 1995

         10(h) Sublease Agreement, Sublease Supplement, Sublease Tax Indemnity Agreement and Nondisturbance and Recognition Agreement for Aircraft N634AS dated June 22, 1995

         10(i) Sublease Agreement, Sublease Supplement, Sublease Tax Indemnity Agreement and Nondisturbance and Recognition Agreement for Aircraft N635AS dated June 22, 1995

         10(j) Sublease Agreement, Sublease Supplement, Sublease Tax Indemnity Agreement and Nondisturbance and Recognition Agreement for Aircraft N636AS dated June 22, 1995

         10(k) Sublease Agreement, Sublease Supplement, Sublease Tax Indemnity Agreement and Nondisturbance and Recognition Agreement for Aircraft N637AS dated June 22, 1995

         11      Statement Re: Computation of Per Share Earnings

         27      Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended June 30, 1995.

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





                                        Atlantic Southeast Airlines, Inc.

                                        /s/ Ronald V. Sapp
                                        ---------------------------------
                                        Ronald V. Sapp
                                        V.P. Finance, Treasurer and
                                        Chief Financial Officer



Date: August 11, 1995

                    EXHIBIT 11 - STATEMENT RE: COMPUTATION OF
                               PER SHARE EARNINGS

                                                         For The Three Months Ended   For The Six Months Ended
                                                                   June 30,                    June 30,
                                                         --------------------------   ------------------------
                                                              1995          1994          1995          1994
     Net Income                                           $14,966,949   $16,580,382   $24,526,711   $28,930,713

     Net Income per Share                                 $      0.45   $      0.48   $      0.74   $      0.84

     Weighted Number of Common Shares Outstanding          33,112,996    34,383,247    33,097,556    34,408,578

                                EXHIBIT INDEX
                                -------------


Exhibit Number and Description
------------------------------


10(a) Atlantic Southeast Airlines, Inc. Supplemental Executive Retirement Plan effective May 24, 1995. (ATTACHED AS EXHIBIT 10(a) HERETO) (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-Q PURSUANT TO ITEM 6(A) OF FORM 10-Q).

10(b) Lease Termination Agreement dated as of June 22, 1995 between the Company and Antoine Finance Corporation with respect to the Lease Agreement and related Lease Supplements Nos. 1-6 between the Company and Antoine Finance Corporation dated May 10, 1993 (filed as Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993) and related Lease Supplements Nos. 7-9 (filed as
        Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1993). (ATTACHED AS EXHIBIT 10(b) HERETO)

10(c)   Purchase Agreement Assignment [N630AS] dated June 22, 1995;
        Purchase Agreement Assignment [N631AS] dated June 22, 1995; Purchase Agreement Assignment [N632AS] dated June 22, 1995; Purchase Agreement Assignment [N633AS] dated June 22, 1995; Purchase Agreement Assignment [N634AS] dated June 22, 1995; Purchase Agreement Assignment [N635AS] dated June 22, 1995; Purchase Agreement Assignment [N636AS] June 22, 1995; and Purchase Agreement Assignment [N637AS] dated June 22, 1995, all between the Company and First Security Bank of Utah, N.A. (ATTACHED AS EXHIBIT 10(c) HERETO) This exhibit relates to the ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated Februray 10, 1993 and related letter agreements (filed as Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992); and the related Amendment No. 1 thereto dated February 21, 1994 (Filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994); and effectively terminates the related Purchase

         Agreement Assignments Nos. 1-6 between the Company and Antoine
         Finance Corporation dated July 21, 1993 (Filed as Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993), and the related Purchase Agreement Assignments Nos. 7-9 between the Company and Antoine Finance Corporation dated September 23, 1993 (Filed as Exhibit 10(b) to the Registrant's Quarterly report on Form 10-Q for the Quarter ended September 30, 1993).

10(d) Sublease Agreement [N630AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N630AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N630AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N630AS] dated June 22, 1995. (ATTACHED AS
         EXHIBIT 10(d) HERETO) Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(e) Sublease Agreement [N631AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N631AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N631AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N631AS] dated June 22, 1995. (ATTACHED AS
         EXHIBIT 10(e) HERETO) Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(f) Sublease Agreement [N632AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N632AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N632AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N632AS] dated June 22, 1995. (ATTACHED AS
         EXHIBIT 10(f) HERETO) Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(g) Sublease Agreement [N633AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N633AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N633AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N633AS] dated June 22, 1995. (ATTACHED As
         EXHIBIT 10(g) HERETO)

         Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(h) Sublease Agreement [N634AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N634AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N634AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N634AS] dated June 22, 1995. (ATTACHED AS
         EXHIBIT 10(h) HERETO) Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(i) Sublease Agreement [N635AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N635AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N635AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N635AS] dated June 22, 1995. (ATTACHED AS
         EXHIBIT 10(i) HERETO) Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(j) Sublease Agreement [N636AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N636AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N636AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N636AS] dated June 22, 1995. (ATTACHED AS
         EXHIBIT 10(j) HERETO) Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(k) Sublease Agreement [N637AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N637AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N637AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N637AS] dated June 22, 1995. (ATTACHED AS
         EXHIBIT 10(k) HERETO) Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

11          Statement Re Computation of Per Share Earnings