Form 10-Q
period 1995-09-30
ATLANTIC SOUTHEAST AIRLINES INC
filed 1995-11-14
CIK 702720

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
 Yes   X    No
     -----     -----

As of November 1, 1995 there were 32,678,770 shares of common stock outstanding.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX

                                                                                                                 Page No.
Part I  -  Financial Information

   Item 1. Consolidated Financial Statements
      Balance Sheets - September 30, 1995 and December 31, 1994
         Assets                                                                                                       3
         Liabilities and Shareholders' Equity                                                                         4


      Statements of Income - Three months and nine months
         ended September 30, 1995 and September 30, 1994                                                              5

      Statements of Cash Flows - Nine months ended
         September 30, 1995 and September 30, 1994                                                                    6

      Condensed Notes to Consolidated Financial Statements                                                            7

   Item 2. Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                                                       8

Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K                                                                          13

Signatures                                                                                                           14

Exhibits
   11    Statement Re: Computation of Per Share Earnings                                                             15

   27    Financial Data Schedule (for SEC use only)                                                                  16

Part I - Financial Information
     Item 1. Consolidated Financial Statements

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                                                   September 30,            December 31,
                                                                                       1995                     1994
                                                                                   ------------             ------------
                                                                                    (unaudited)               (audited)
Assets
Current Assets
  Cash and cash equivalents                                                           $ 49,260                $ 42,527
  Marketable securities                                                                148,616                 133,882
  Accounts receivable                                                                   12,244                   6,721
  Expendable parts                                                                       7,037                   7,626
  Other current assets                                                                   2,980                   2,852
                                                                                      --------                --------

                                                                                       220,137                 193,608


Property and Equipment
  Flight equipment                                                                     474,034                 472,354
  Other property and equipment                                                           8,134                   7,986
  Advance payments on property and equipment                                               689                     191
                                                                                      --------                --------

                                                                                       482,857                 480,531
Less accumulated depreciation and amortization                                         184,032                 163,376
                                                                                      --------                --------

                                                                                       298,825                 317,155

Other Assets
  Excess of cost over fair value of
    tangible assets acquired                                                             2,891                   2,970
  Other assets                                                                           7,281                   5,951
                                                                                      --------                --------

                                                                                        10,172                   8,921

Total Assets                                                                          $529,134                $519,684
                                                                                      ========                ========



See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                                                                    September 30,           December 31,
                                                                                        1995                    1994
                                                                                    -------------           ------------
                                                                                     (unaudited)              (audited)
Liabilities and Shareholders' Equity
Current Liabilities
  Current portion of long-term debt                                                   $ 30,388                $ 28,254
  Accounts payable                                                                      14,709                  13,399
  Air traffic liability                                                                    108                   1,624
  Accrued compensation and related expenses                                              7,293                   4,518
  Accrued interest payable                                                               3,051                   3,136
  Other accrued expenses                                                                 4,691                   1,043
  Income taxes payable                                                                   3,116                   1,243
                                                                                      --------                --------

                                                                                        63,356                  53,217

Long-Term Debt                                                                         128,430                 152,610

Other Non-Current Liabilities                                                            1,264                     534

Deferred Income Taxes                                                                   68,130                  65,853

Shareholders' Equity
  Common stock, $.10 par value; authorized
  50,000,000 shares; issued 34,386,670 shares                                            3,439                   3,436
  Capital in excess of par value                                                        45,887                  45,238
  Retained earnings                                                                    250,154                 218,924
  Unrealized holding gain (loss) on investments                                            125                    (151)
                                                                                      --------                --------
                                                                                       299,605                 267,447
  Less treasury stock at cost - 1,672,900 and
  1,140,000 shares respectively                                                         31,651                  19,977
                                                                                      --------                --------
                                                                                       267,954                 247,470

Total Liabilities and Shareholders' Equity                                            $529,134                $519,684
                                                                                      ========                ========



See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                  (Unaudited)

                                                               For The Three Months Ended      For The Nine Months Ended
                                                                      September 30,                  September 30,
                                                              ---------------------------     ---------------------------
                                                                  1995            1994           1995             1994
Operating Revenues:
  Passenger                                                   $    81,961     $    78,407     $   238,063     $   232,343
  Other                                                             2,264           1,675           8,102           4,790
                                                              -----------     -----------     -----------     -----------
Total Operating Revenues                                           84,225          80,082         246,165         237,133


Operating Expenses:
  Flying operations                                                17,053          16,518          49,431          48,677
  Maintenance                                                      13,925          13,382          40,002          37,097
  Passenger service                                                 4,068           3,649          11,750          10,332
  Aircraft and traffic servicing                                   10,074           9,283          28,892          27,182
  Promotion, sales and advertising                                  7,673           7,788          23,169          23,021
  General and administrative                                        1,345           2,242          11,096           4,070
  Depreciation, amortization and obsolescence                       6,936           7,004          20,849          19,932
  Other                                                                43              42             199             175
                                                              -----------     -----------     -----------     -----------
Total Operating Expenses                                           61,117          59,908         185,388         170,486

Income from Operations                                             23,108          20,174          60,777          66,647

Non-Operating (Income) Expenses, net:
  Interest income                                                  (3,284)         (2,038)         (8,899)         (5,141)
  Interest expense                                                  1,820           1,847           5,874           4,318
  Other                                                                50             (11)             14             (24)
                                                              -----------     -----------     -----------     -----------
                                                                   (1,414)           (202)         (3,011)           (847)

Income before Income Taxes                                         24,522          20,376          63,788          67,494

Income Taxes
  Current                                                           8,583           5,526          22,026          20,181
  Deferred                                                            809           2,339           2,105           5,872
                                                              -----------     -----------     -----------     -----------
                                                                    9,392           7,865          24,131          26,053


Net Income                                                    $    15,130     $    12,511     $    39,657     $    41,441
                                                              ===========     ===========     ===========     ===========

Net Income per Share                                          $      0.46     $      0.37     $      1.20     $      1.21

Cash Dividends per Common Share                               $     0.085     $      0.08     $     0.255     $      0.24

Weighted Number of Common Shares Outstanding                   33,107,380      34,276,614      33,100,867      34,364,106


See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                         For The Nine Months Ended
                                                                                               September 30,
                                                                                         -------------------------
                                                                                           1995             1994
OPERATING ACTIVITIES
Net income                                                                              $  39,657        $  41,441
Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation                                                                             20,174           19,092
  Amortization and provision for obsolescence                                                 675              840
  Provision for uncollectible accounts                                                        (10)              90
  Increase in allowance for maintenance                                                     5,997            4,757
  Deferred income taxes                                                                     2,277            5,872
  Other                                                                                       (91)           1,287
Changes in operating assets and liabilities:
  Accounts receivable                                                                      (5,513)            (875)
  Expendable parts                                                                            161           (1,529)
  Other assets                                                                             (1,673)             145
  Accounts payable                                                                          1,310            2,919
  Other liabilities                                                                         2,132              546
  Payroll and related liabilities                                                           3,505           (4,002)
  Accrued interest payable                                                                    (85)           1,277
  Income taxes payable                                                                      1,873           (2,041)
                                                                                        ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  70,389           69,819

INVESTING ACTIVITIES
Purchase of marketable securities                                                        (157,745)        (129,853)
Proceeds from sale of marketable securities                                               143,461          108,385
Decrease in restricted cash                                                                   265              265
Proceeds from disposal of property and equipment                                            4,726               16
Purchases of property and equipment including
  advance payments                                                                        (11,548)         (63,490)
Other                                                                                        (667)             143
                                                                                        ---------        ---------
NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES                                      (21,508)         (84,534)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                                    0           43,782
Principal payments on long-term debt                                                      (22,046)         (18,614)
Dividends paid                                                                             (8,428)          (8,234)
Purchase of treasury stock                                                                (11,674)          (4,223)
                                                                                        ---------        ---------
NET CASH USED IN FINANCING ACTIVITIES                                                     (42,148)          12,711


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            6,733           (2,004)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           42,527           52,835
                                                                                        ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $  49,260        $  50,831
                                                                                        =========        =========

See condensed notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
              Condensed Notes to Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying condensed (unaudited) consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1995 and results of operations for the nine-month periods ended September 30, 1995 and 1994 and cash flows for the nine-month periods ended September 30, 1995 and 1994. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1994 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on March 31, 1995.

2.       Results of operations for the nine-month periods ended September
         30, 1995 and 1994 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share are based on the weighted average number of common shares and common stock equivalents outstanding.

4. Marketable securities, which consist of investments with maturity dates longer than three months, are reported at fair market value.

Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources

         Working capital increased to $156.8 million with a current ratio of 3.5:1 at September 30, 1995, which compares with working capital of $140.4 million and a current ratio of 3.6:1 at December 31, 1994. The change in working capital of $16.4 million for the nine months ended September 30, 1995 was primarily due to $70.4 million in cash from operations offset by an $11.5 million investment in property and equipment, $22.0 million of debt retirement, $8.4 million of dividends paid and $11.7 million of treasury stock purchases.

         The Company has available an $8 million unsecured line of credit with a bank. As of September 30, 1995, $.7 million of this line was committed to support a letter of credit. As of September 30, 1995, there were no outstanding amounts against the line of credit.

         During the third quarter, the Company executed subleases with JSX Corporation for two 30-passenger Brasilia aircraft. The Company will lease two additional Brasilia aircraft during the fourth quarter in order to complete the phase-out, by December 1, 1995, of the 15-passenger Bandeirante aircraft currently operating in the Dallas/Fort Worth hub. These Brasilia aircraft are being leased for an initial term of between three and four years.

         In July 1995, the Company executed a Memorandum of Understanding with British Aerospace for the lease of five previously operated BAe 146-200 jet aircraft for a term of five years. In addition, the Company secured options for the lease of up to 15 additional BAe 146 aircraft. This would be the first time that jet aircraft will be flown by the Company. The BAe 146-200 aircraft is certified to operate with a maximum capacity of 108 passengers. However, the Company plans to operate the aircraft in an 88-passenger configuration, which will provide business class seating comfort for its passengers. On December 1, 1995, the Company will add four BAe 146 aircraft to provide jet service from Atlanta to Panama City and Fort Walton Beach, Florida; Columbus, Georgia; Asheville, North Carolina; and Chattanooga and Tri Cities, Tennessee. The Company is replacing Delta Air Lines' jet service in all of these markets except Fort Walton Beach. Effective February 1, 1996, the Company will add a fifth BAe 146 aircraft to provide three daily roundtrips to Myrtle Beach, South Carolina and one additional roundtrip to Tri Cities, Tennessee.

         The Company is filing to intervene as a party defendent in a lawsuit in Federal Court for the purpose of opposing an application by the Airline Pilots Association of a preliminary injunction against Delta Air Lines, Inc. that would prohibit any Delta Connection carrier (including the Company) from operating any aircraft with more than 70 seats. The Company believes that the lawsuit is without merit. The Company is unable to predict the outcome of this lawsuit. There can be no assurance that this lawsuit will not have an adverse effect on the operations of the Company, including the operation of the BAe 146 aircraft.

         On December 1, 1995, the Company will add new direct service between its Atlanta hub and Lafayette and Alexandria, Louisiana, and will terminate service between Atlanta and Huntsville and Mobile, Alabama and Nashville, Tennessee. Also on December 1, 1995, the Company will add service between its Dallas/Fort Worth hub and Shreveport, Louisiana and Columbus and Meridian, Mississippi. The Company will terminate service between Dallas/Fort Worth and Tyler, Waco, College Station and Longview, Texas; and Springfield, Missouri.

         Current FAA directives require that the Company complete the process of equipping its Brasilia aircraft with traffic alert and collision avoidance systems by December 31, 1995. The Company has spent $1.1 million on its current Brasilia fleet through September 30, 1995, and the remaining cost for these modifications is estimated to be $.8 million. All of these costs are being funded with internally generated funds and will be capitalized with the flight equipment.

         On August 21, 1995, the Company suffered a tragic loss when one of its flights crashed near Carrollton, Georgia. The cause of the accident is still under active investigation, and the Company has been working with the National Transportation Safety Board to determine the cause. The Company believes it has sufficient insurance to cover any claims related to the accident. In addition, the Company anticipates that certain aircraft equipment manufacturers or their insurance carriers may bear responsibility for the accident.

         Total assets increased by $9.5 million to $529.1 million at September 30, 1995 primarily due to a $26.5 million increase in current assets offset by an $18.3 million decrease in net property and equipment. An increase of $21.5 million in cash, cash equivalents and marketable securities and $5.5 million in accounts receivable contributed to the upward movement in current assets. The increase in cash, cash equivalents and marketable securities was generated from cash provided from operations reduced by purchases of property and equipment, payment of dividends, reduction of long-term debt on aircraft, and the repurchase of treasury stock. Accounts receivable increased primarily due to $4.7 million of insurance proceeds that are being held in escrow as collateral for the aircraft that was lost in the accident. These funds will be paid to the Company in January, 1996 when the outstanding loan balance of $1.7 million is scheduled to be repaid.

         Current liabilities increased by $10.1 million to $63.4 million at September 30, 1995 compared with $53.2 million at December 31, 1994. This increase was primarily due to a $2.1 million reclassification of long-term debt to current maturities, $1.6 million of additional liability for Stock Appreciation Rights ("SARs"), $1.6 million related to aircraft maintenance reserves, and $1.9 million for income taxes payable and $2.0 million for property taxes payable. Both of the increases in tax accruals are due to the timing of payments.

         The long-term debt to equity ratio was .48:1 at September 30, 1995 compared with .62:1 at December 31, 1994. Long-term debt decreased to $128.4 million from $152.6 million at the end of 1994. This decline was the result of $22.0 million in scheduled debt payments and a $2.1 million reclassification to current maturities as mentioned above. Approximately $1.2 of this reclassification was due to the acceleration of the debt secured by the lost aircraft. This debt will be paid off in January, 1996 from insurance proceeds.

         Current maturities of long-term debt, future aircraft lease payments, compliance with FAA directives and other capital expenditures for 1995 will be funded from the Company's cash reserves and internally generated funds.

         Shareholders' equity per share increased to $8.19 at September 30, 1995 from $7.45 at the end of 1994. Net worth increased $20.5 million primarily due to net income of $39.7 million in the first nine months of 1995 offset by dividends paid of $8.4 million and treasury stock purchases of $11.7 million. The net number of shares outstanding decreased by .5 million to 32.7 million primarily due to the purchase of treasury stock.

         In May 1994, the Board of Directors authorized the repurchase of up to $50 million of the Company's common stock on the open market at any time on or before December 31, 1995. The Company will use part of its available cash balances to repurchase such shares. The stock repurchased will be used for compensation programs or other general corporate purposes. As of September 30, 1995, the Company had repurchased 1,672,900 shares of its common stock at a cost of approximately $31.7 million. In November 1995, the Board of Directors approved the repurchase of up to $50 million of the Company's common stock on the open market during 1996. The implementation of the 1996 stock repurchase program is subject to the Company obtaining certain waivers from various lending institutions.


Results of Operations
For the three months ended September 30, 1995 and 1994

         The Company reported record net income for the third quarter of $15.1 million or $.46 per share. In comparison, net income for the similar period of 1994 was $12.5 million or $.37 per share.

         The Company's third quarter of 1995 total revenues increased five per cent to $84.2 million compared with $80.1 million for the similar period of 1994. Passenger revenue increased five per cent to $82.0 million primarily due to a nine per cent increase in the average passenger yield to 41.6 cents per revenue passenger mile offset by a four per cent reduction in revenue passenger miles ("RPMs") flown. The number of passengers carried were down four per cent while the average trip length decreased one per cent. The lower yield in 1994 compared with 1995 was due to deep fare discounting in about 20 markets served from the Company's Atlanta hub. There can be no assurance that fare discounting will not be a factor in the future.

         Operating expenses increased approximately two per cent in the third quarter of 1995 compared with the same period last year. The Company experienced a three per cent increase in the cost per available seat mile ("ASM") flown to 14.2 cents in the third quarter of 1995 compared with 13.7 cents in the third quarter of 1994. Capacity (the number of ASMs) was down one per cent in comparison to the prior year. The third quarter of 1995 included a $1.6 million credit to expense associated with SARs due to a 22 per cent decrease in the Company's stock price, while the third quarter of 1994 had negligible expense for this item. Excluding the effect of SARs, operating expenses would have increased five percent in 1995 compared with 1994. The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended September 30, 1995 and 1994:

                                                                Cost per ASM                         % Operating Cost
                                                                Quarter Ended                          Quarter Ended
                                                                September 30,                          September 30,
                                                            -----------------------------------------------------------
                                                             1995          1994                     1995           1994
                                                            -----------------------------------------------------------
Labor and related                                            3.7c.         3.9c.                     26%            28%
Fuel                                                         1.4           1.4                       10             10
Direct maintenance                                           2.4           2.3                       17             17
Passenger related                                            1.7           1.7                       12             12
Depreciation and aircraft rent                               2.1           2.0                       15             15
Other                                                        2.9           2.4                       20             18
                                                            -----------------------------------------------------------
Total operating expense                                     14.2c.        13.7c.                    100%           100%


         Labor and related costs decreased to $16.2 million for the third quarter of 1995 compared to $17.0 million for the same period in 1994. The average number of employees grew three per cent from 2,167 to 2,236 as of September 30, 1995. As mentioned above, the third quarter of 1995 included a $1.6 million credit to expense associated with the Company's SARs while the third quarter of 1994 had a minimal adjustment. Labor and related costs per ASM without the SARs adjustment would have been 4.1 cents for the third quarter of 1995 compared with 3.9 cents for the same period in 1994. As a per cent of operating expenses, both years would have been 28 per cent.

         Direct maintenance cost, excluding labor and related expenses, increased three per cent to $10.2 million for the quarter ended September 30, 1995. This increase was due primarily to the timing for scheduled maintenance inspections and overhauls of time controlled components.

         Other expenses increased $2.0 million for the quarter ended September 30, 1995 compared to the same quarter last year. This increase was due primarily to higher station rent and security fees, hull and liability insurance and interrupted trip expense.

         The break-even load factor decreased to 32.4% for the three months ended September 30, 1995 compared to 35.1% for the same period last year. This decrease was primarily the result of higher passenger revenue due to better yields, the credit adjustment for SARs as discussed above, and higher interest income on investments.


For the nine months ended September 30, 1995 and 1994

         The Company's total revenues increased four per cent to $246.2 million compared with $237.1 million for the similar period of 1994. Passenger revenue increased two per cent to $238.1 million in the first nine months of 1995 primarily due to a five per cent increase in average yield per passenger mile to 41.9 cents from 39.9 cents offset by a two per cent decline in RPMs. The number of passengers carried declined two per cent for the first nine months of 1995 compared with 1994 while the average passenger trip length stayed constant at 249 miles.

         Operating expenses increased nine per cent during the nine month period ended September 30, 1995. The Company increased capacity by two per cent and experienced a six per cent increase in the cost per ASM to 14.7 cents from
13.8 cents. The nine months ending September 30, 1995 included a $2.7 million charge to expense associated with SARs due to a 51 per cent increase in the Company's stock price. In comparison, the first nine months of 1994 had a $3.5 million credit to expense for SARs due to a 32 per cent decline in the Company's stock price. Excluding the effect of SARs for both periods, operating expenses would have increased five per cent in 1995 compared with 1994. The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the nine month periods ended September 30, 1995 and 1994:

                                                                               Cost per ASM           % Operating Cost
                                                                               Year to Date             Year to Date
                                                                              September 30,            September 30,
                                                                            --------------------------------------------
                                                                            1995          1994        1995          1994
                                                                            --------------------------------------------
Labor and related                                                           4.3c.         3.6c.         29%          26%
Fuel                                                                        1.4           1.4            9           10
Direct maintenance                                                          2.3           2.2           16           16
Passenger related                                                           1.7           1.8           12           13
Depreciation and aircraft rent                                              2.1           2.1           14           15
Other                                                                       2.9           2.7           20           20
                                                                           --------------------------------------------
Total operating expense                                                    14.7c.        13.8c.        100%         100%

         Labor and related costs increased 22 per cent to $54.5 million for the nine months ended September 30, 1995 from $44.7 million for the nine months ended September 30, 1994. The average number of employees grew three per cent from 2,148 to 2,215 as of September 30, 1995. As mentioned above, the first nine months of 1995 included a $2.7 million charge for SARs expense while the first nine months of 1994 included a $3.5 million credit to expense which reversed previously accrued expenses associated with stock appreciation rights. Excluding these adjustments, the cost per ASM would have been 4.1 cents in 1995 versus 3.9 cents in 1994. As a per cent of operating expenses, both years would have been 28 per cent.

         Direct maintenance cost, excluding labor and related expenses, increased eight per cent to $29.1 million for the nine months ended September 30, 1995. This increase was due primarily to a two per cent increase in capacity and the timing for scheduled maintenance inspections and overhauls of time controlled components.

                                    PART II

Item 6.          Exhibits and Reports on Form 8-K
(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.


                 11       Statement Re: Computation of Per Share Earnings


                 27       Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Atlantic Southeast Airlines, Inc.

                                        /s/ Ronald V. Sapp
                                        ---------------------------

                                        Ronald V. Sapp
                                        V.P. Finance, Treasurer and
                                        Chief Financial Officer



Date: November 9, 1995