Form 10-Q/A
period 1995-06-30
ATLANTIC SOUTHEAST AIRLINES INC
filed 1996-02-23
CIK 702720

                                 Form 10-Q/A
                     Amendment No. 1 to Quarterly Report
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                     [X]

                 For the quarterly period ended June 30, 1995

                                     OR

                                     [ ]

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

                                    PART II


Item 6.          Exhibits and Reports on Form 8-K
                 The following exhibits originally filed with the Quarterly Report on Form 10-Q for the period ended June 30, 1995, are filed as part of this report and amended as indicated therein. The exhibit number refers to Item 601 of Regulation S-K.


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





                                        Atlantic Southeast Airlines, Inc.

                                        /s/ Ronald V. Sapp
                                        ---------------------------------
                                        Ronald V. Sapp
                                        V.P. Finance, Treasurer and
                                        Chief Financial Officer



Date: February 22, 1996

                                EXHIBIT INDEX
                                -------------


Exhibit Number and Description
------------------------------


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