Form 10-K405
period 1995-12-31
ATLANTIC SOUTHEAST AIRLINES INC
filed 1996-04-01
CIK 702720

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K

              Annual Report Pursuant to Section 13 or l5(d) of
                     the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1995
                         Commission file number 0-11097

                      ATLANTIC SOUTHEAST AIRLINES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                          58-1354495
- -------------------------------                      ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)


      100 Hartsfield Centre Parkway Suite 800, Atlanta, Georgia   30354
    ----------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:    (404) 766-1400
                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:


      None                                                     None
- -------------------                                ---------------------------
(Title of class)                                   (Name of each exchange on
                                                           which registered)

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock  $0.10 par value
                         -----------------------------
                                (Title of class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

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

         As of March 1, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the $25.25 closing sales price of such stock in the NASDAQ National Market System of the over-the-counter market on March 1, 1996, was approximately $548,900,000.

         As of March 1, 1996, the Registrant had 31,323,570 shares of Common Stock outstanding.


                      Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 22, 1996, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I


ITEM 1.  BUSINESS

General

     Atlantic Southeast Airlines, Inc. (the "COMPANY") is a certificated air carrier providing regularly scheduled, high frequency airline service between
(i) Hartsfield Atlanta International Airport in Atlanta, Georgia (the "ATLANTA HUB") and 36 other airports in Alabama, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia and (ii) Dallas/Fort Worth International Airport in Dallas, Texas (the "DALLAS/FORT WORTH HUB") and 24 other airports in Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas. The Company's flights are utilized primarily by business and military passengers to make connections with flights operated by Delta Air Lines, Inc. ("DELTA") and other carriers from the Atlanta and Dallas/Fort Worth hubs.

     As of March 1, 1996, the Company's operating fleet consisted of 75 turboprop airplanes, 12 of which seat 66 passengers and the remaining 63 of which seat 30 passengers, and 5 jets which seat 88 passengers each. See "Flight Equipment" below.

     On July 15, 1986, ASA Investments, Inc. was incorporated in the State of Delaware as a wholly-owned subsidiary of the Company. The sole business of ASA Investments, Inc. has been to invest certain cash assets of the Company. As of December 31, 1995, ASA Investments, Inc. had total assets of approximately $143,600,000. All subsequent references herein to the "COMPANY" shall refer collectively to Atlantic Southeast Airlines, Inc. and ASA Investments, Inc.

Route System

     The Company's route system presently includes service between the Atlanta hub and 36 other airports in Alabama, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, South Carolina, Tennessee, Virginia and West Virginia. On December 15, 1986, the Company started a similar hub and spoke operation in Dallas/Fort Worth, with service currently to 24 airports in Arkansas, Kansas, Louisiana, Mississippi, Oklahoma and Texas.

     The Company's flight schedules are structured to facilitate the connection of its passengers with flights of Delta at the Atlanta and Dallas/Fort Worth hubs. Approximately 80% of the Company's passengers made connecting flights to other destinations, while the remaining 20% originated or terminated their air travel in Atlanta or Dallas/Fort Worth or connected with other airlines. The Company periodically reconsiders its route system based on information then available to the Company.

     The following tables set forth as of March 1, 1996, certain information with respect to the Company's route system:

                                      ATLANTA HUB

                                         Air Mileage          Date           Flights
                                        From Atlanta        Service         Operated
 Airport Served                            Hub             Commenced        Per Week
 -----------------------------------------------------------------------------------
 Albany, GA                                  146               8/1/82            108
 Alexandria, LA                              485              12/1/95             42
 Asheville, NC                               164               8/1/82            112
 Augusta, GA                                 143              4/24/83             54
 Brunswick, GA                               238               6/1/81             68
 Charleston, WV                              363               2/1/86             82
 Charlotte, NC                               227               4/1/91             14
 Chattanooga, TN                             106               6/1/91            126
 Columbus, GA                                 83              6/27/79            138
 Columbus, MS                                241             12/15/84             82
 Dothan, AL                                  171             10/31/82            122
 Evansville, IN                              350               6/1/89             66
 Fayetteville, NC                            331              11/1/85            124
 Florence, SC                                273              9/11/92             70
 Fort Walton Beach, FL                       250             11/15/82            122
 Gainesville, FL                             300              10/1/85             42
 Greensboro/High-Point/
   Winston-Salem, NC                         306               6/1/91             30
 Greenville/Spartanburg, SC                  153              4/25/82             14
 Gulfport/Biloxi, MS                         352               3/2/91            108
 Jackson, MS                                 341               4/4/93             14
 Jacksonville, NC                            399             12/15/92             56
 Lafayette, LA                               503              12/1/95             42
 Lexington, KY                               303             12/15/90             42
 Louisville, KY                              321               4/4/93             14
 Lynchburg, VA                               389               7/1/94             42
 Macon, GA                                    79              3/20/80             92
 Meridian, MS                                267              11/1/84             70
 Montgomery, AL                              147               6/1/82             42
 Myrtle Beach, SC                            317               9/1/86            124
 Panama City, FL                             247               3/1/84            124
 Pensacola, FL                               272               4/1/91             28
 Roanoke, VA                                 357             12/15/85            124
 Tallahassee, FL                             223             12/15/85             21
 Tri-Cities, TN                              227             10/31/82            122
 Valdosta, GA                                208               9/9/81             66
 Wilmington, NC                              377              9/17/90            110

                             DALLAS/FORT WORTH HUB

                                             Air
                                        Mileage From             Date            Flights
                                      Dallas/Fort Worth         Service         Operated
 Airport Served                              Hub               Commenced        Per Week
 ---------------------------------------------------------------------------------------
 Abilene, TX                                 158                12/15/86            56
 Alexandria, LA                              297                 10/1/87            42
 Amarillo, TX                                313                  7/1/93            70
 Beaumont/Port Arthur, TX                    270                  2/1/87            56
 Columbus, MS                                491                 12/1/95            42
 Corpus Christi, TX                          354                  6/1/93            70
 Fayetteville, AR                            270                12/15/86            84
 Fort Smith, AR                              227                12/15/86            70
 Houston, TX (Intercontinental)              224                 10/1/93            14
 Houston, TX (Hobby)                         247                  5/1/94            98
 Killeen, TX                                 130                  5/1/87            56
 Lafayette, LA                               351                12/15/87            42
 Lawton, OK                                  140                  2/1/87            56
 Lubbock, TX                                 282                  7/1/93            70
 Meridian, MS                                485                 12/1/95            42
 Monroe, LA                                  293                 9/12/94            14
 Oklahoma City, OK                           175                  7/1/93            98
 San Angelo, TX                              228                  2/1/87            56
 San Antonio, TX                             247                 10/1/93             7
 Shreveport, LA                              190                 12/1/95            14
 Texarkana, AR                               181                12/15/86            56
 Tulsa, OK                                   237                  6/1/93            98
 Wichita, KS                                 328                  7/1/93            56
 Wichita Falls, TX                           113                12/15/86            56

         Regular service is provided on all routes every weekday, with reduced service on weekends.

         On May 1, 1995, the Company replaced Delta's service to Houston (Hobby), Texas, and Oklahoma City, Oklahoma, from the Dallas/Fort Worth hub, and discontinued service to Raleigh/Durham, North Carolina, and Savannah, Georgia, from the Atlanta hub. On December 1, 1995, the Company offered new direct service between the Atlanta hub and Lafayette and Alexandria, Louisiana; and terminated service between the Atlanta hub and Huntsville and Mobile, Alabama; and Nashville, Tennessee. Also, on December 1, 1995, the Company added service between the Dallas/Fort Worth hub and Shreveport, Louisiana; and Columbus and Meridian, Mississippi. The Company terminated service between the Dallas/Fort Worth hub and Tyler, Waco, College Station and Longview, Texas; and Springfield, Missouri. See "FLIGHT EQUIPMENT" below.

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

Flight Equipment

         As of March 1, 1996, the age of the Company's operating fleet ranged from two to 11 years. The following table sets forth as of March 1, 1996, certain information with respect to the Company's current operating fleet:

              Aircraft                       Aircraft                 Aircraft                 Average
                Type                           Owned                   Leased                    Age
- ------------------------------------------------------------------------------------------------------
 ATR-72 Turboprop
 (66 passenger capacity)                          4                      8                      2.2 yrs.

 Embraer Brasilia Turboprop                      59                      4                      6.8 yrs.
 (30 passenger capacity)

 BAe 146-200 Jet                                  -                      5                      8.6 yrs.
 (88 passenger capacity)


         The Company's turboprop aircraft are very fuel efficient and, because of their operating economy, can provide high frequency service in markets with relatively low volumes of passenger traffic.

         The Embraer Brasilia turboprop aircraft operates on mainly medium to long-haul routes from the Atlanta and Dallas/Fort Worth hubs. These aircraft are powered by two Pratt & Whitney turboprop engines and accommodate 30 passengers. During fiscal 1995, the Company acquired four additional Brasilias through operating leases to serve as replacement aircraft for the Company's Bandeirante fleet which was retired from service on December 1, 1995.

         The Company currently operates 12 ATR-72 turboprop aircraft ("ATRS") from the Dallas/Fort Worth hub (seven aircraft) and the Atlanta hub (five aircraft). The ATRs have been used to enter new markets, replace two Dehavilland DHC-7 aircraft (which were retired in the second quarter of 1994) and increase capacity in existing markets. The ATRs are 66 passenger aircraft, powered by two Pratt & Whitney turboprop engines, and are built by Avions de Transport Regional, a joint enterprise involving Alenia-Aeritalia & Selenia S.P.A., an Italian aircraft manufacturer, and Aerospatiale Societe Nationale Industrielle, a French aircraft manufacturer. In 1995, the Company entered into a permanent lease on each of the eight leased ATRs, which were previously acquired pursuant to an interim lease. The permanent lease has a seven year term. The Company accepted delivery of four new ATRs during the second quarter of 1994. A majority of the purchase price for these four ATRs was provided by bank financing. The Company also has an option to acquire 16 additional ATRs.

         On December 1, 1995, the Company added four previously operated British Aerospace BAe 146-200 jets ("BAE JETS") to its fleet of aircraft. The BAe Jets are powered by four Allied Signal high by-pass jet engines. The airplane features very low noise levels, a wide passenger aisle, ample overhead storage and five-abreast seating. This aircraft is certified to operate with a maximum capacity of 108 passengers. However, the Company is operating the aircraft in an 88-passenger configuration, which provides more spacious seating for its passengers. A fifth BAe Jet was added to the flight schedule on February 1, 1996. The BAe Jets have been used to expand service from the Atlanta hub to Panama City and Fort Walton Beach, Florida; Columbus, Georgia; Tri-Cities and Chattanooga, Tennessee; Asheville, North Carolina; and Myrtle Beach, South Carolina. The Company replaced Delta's jet service in all of these markets except Fort Walton Beach and Myrtle Beach. The Company acquired these five aircraft under operating leases for a term of five years. In addition, the Company has secured options to lease up to 15 additional BAe Jets.

         Fifty Brasilia aircraft and four ATRs as well as a significant portion of the Company's spare parts are pledged to secure long-term indebtedness of the Company.

Operations

         Substantially all phases of the Company's operations, including ticketing, maintenance, ground and in-flight service, and training are performed by the Company's employees. As of March 1, 1996, the Company had approximately 2,346 employees, of which 988 were flight personnel, 947 were ground service personnel, 300 were maintenance personnel and the remainder were management, supervisory and clerical employees.

         During 1987, the Airline Pilots Association ("ALPA") was certified to represent the Company's pilots. The Company and ALPA negotiated a three year collective bargaining agreement which was effective from October 1992 through October 1995. In September 1988, the Company's flight attendants voted to join the Association of Flight Attendants ("AFA"). The Company and AFA entered into a three year collective bargaining agreement which was effective in June 1991. In June 1994, a letter of agreement was executed which extended this collective bargaining agreement for another year until June 1995. As indicated, collective bargaining agreements with both of these unions became amendable in 1995 and are currently being renegotiated. There are no union affiliations with any other groups of the Company's employees. See "Regulation -- Labor Regulation" below.

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

         Although no in-flight food service is provided on any of the Company's flights, flight attendants offer beverage service on all of the Company's aircraft.

         In addition to carrying passengers, the Company carries mail, freight and small packages on its flights.

Maintenance

         The Company is subject to the jurisdiction of and regulation by the Federal Aviation Administration ("FAA") with respect to its maintenance and operations, including equipment, ground facilities, dispatch, communication, training, weather observation, flight personnel and other matters affecting air safety. To ensure compliance with its regulations, the FAA requires airlines to obtain operating, airworthiness and other certificates that are subject to suspension or revocation for cause. The Company's certificates have never been suspended, and to the best of the Company's belief, it is in compliance with all FAA regulations.

         The Company provides maintenance for its aircraft using its own personnel, facilities and parts. The Company employs personnel with appropriate FAA Airframe and Powerplant licenses to ensure adequate maintenance of its aircraft. However, Company personnel do not perform engine overhauls. Major outside repair agencies perform engine overhauls. The Company uses an FAA approved alternative for overhauls on its three engine types. "On condition" overhaul intervals are set by engine condition monitoring and continuous airworthiness maintenance programs. Currently, the types of engines that the Company uses are as follows:

                                             Aircraft                      Time Between
Engine Model                                   Type                         Overhauls
- ---------------------------------------------------------------------------------------
Pratt & Whitney                              Brasilia                      On condition
PW118

Pratt & Whitney                               ATR-72                       On condition
PW127

Allied Signal
ALF502R-5                                  BAe 146-200                     On condition

Aviation Fuel

         The Company currently obtains approximately 45% of its fuel requirements from Chevron USA, Inc. at the Atlanta hub and approximately 34% of its fuel requirements from fuel suppliers at the Dallas/Fort Worth hub.

Marketing

         The Company markets its passenger, air freight and small package services primarily through direct sales activity and advertising programs. The direct sales activity focuses on high-volume sources of business, such as travel agencies and ticketing outlets located on major military installations.

         The Company uses radio and newspapers to advertise and promote its services. Cooperative advertising programs with Delta are used to promote the Company's flights to the Atlanta and Dallas/Fort Worth hubs, and Delta's services from Atlanta and Dallas/Fort Worth to various long-haul destinations.

         In 1984, the Company and Delta implemented a joint marketing program called the "Delta Connection". Under this marketing program, the Company's flights are shown under a Delta code designation in the automated reservation systems and in the Official Airline Guide. The Company is assigned a series of distinctive Delta flight numbers which travel agents and airline reservation personnel are able to distinguish as those operated under the "Delta Connection". Passengers served by the "Delta Connection" are able to take advantage of the cost savings inherent in through fares and are offered a full range of promotional fares provided by Delta and the Company. In addition, passengers of the Company accrue mileage in the Delta Frequent Flyer Program. In October 1995, the Company began making payments to Delta for Delta frequent flyer mileage earned by passengers flying on the Company's routes where those passengers do not connect to Delta flights. The Company does not receive any payments related to providing carriage to passengers utilizing frequent flyer mileage earned on Delta flights. The Company expenses, as incurred, all incremental costs of providing earned free travel awards under the frequent flyer program. The Company does not accrue liabilities in anticipation of future travel under the frequent flyer program due to its immaterial nature. Management believes that award redemptions have not significantly displaced revenue passengers.

         Given the Company's relationship with Delta, the Company's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding its flight routes and other operational matters. The Company has historically benefited from its relationship with Delta but there can be no assurance that such benefits will occur in the future.

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

         Delta provides air service from the Atlanta hub to approximately 31% of the markets served by the Company out of Atlanta. Other airlines provide limited competition from the Atlanta hub. However, other airlines provide service connecting most of the Company's markets with cities other than Atlanta.

         The Company competes primarily with American/American Eagle at the Dallas/Fort Worth hub. Each market currently served by the Company from the Dallas/Fort Worth hub is also served by American/American Eagle, except for Columbus and Meridian, Mississippi. Other airlines provide service connecting approximately 88% of the Company's markets with cities other than Dallas/Fort Worth.

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

Regulation

         Pursuant to the Federal Aviation Act of 1958, as amended (the "1958 ACT"), the FAA and the U. S. Department of Transportation (the "DOT") have regulatory authority over the operations of all air carriers, including the Company. The FAA's jurisdiction extends primarily to the safety and operational provisions of the 1958 Act, while the DOT's responsibility involves primarily regulation of the economic aspects of airline operation, and includes determining the fitness of commercial air carriers, enforcement of minimum standards of customer service, regulation of federal compensation payments for essential air service, and ownership and control of airlines.

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

         On December 9, 1994, the FAA issued an Airworthiness Directive that prohibited all ATR-42 and ATR-72 aircraft from flight into forecast or reported "icing conditions" (the "DECEMBER 9, 1994, AIRWORTHINESS DIRECTIVE"). The Company complied with the December 9, 1994, Airworthiness Directive until the FAA revised the restrictions in an amendment effective January 11, 1995. The Company's first quarter 1995 financial performance was adversely affected due to compliance with these flight restrictions and the adverse publicity that the regional airline industry received in the fourth quarter of 1994. On March 20, 1995, the FAA approved larger deicing boots for the ATR-72 aircraft, which the Company installed by the June 1, 1995 deadline. The cost of these larger deicing boots was borne by the aircraft manufacturer. The FAA issued an Alternate Means of Compliance in June 1995, that addressed the operational and flight crew procedures that are used in conjunction with the newly modified deicing boots.

         DOT REGULATIONS. The Company was certificated by the DOT under Part 401 (Certificate of Public Convenience and Necessity) during the first quarter of 1993. The certificate issued under Part 401 of the 1958 Act requires the Company to maintain DOT-prescribed minimum levels of insurance and to comply with all applicable statutes, rules and regulations, and subjects the Company to expanded reporting requirements. The DOT must issue a 401 certificate to an air carrier before it will be permitted to operate aircraft with more than 60 seats. The Company initiated the use of larger aircraft having more than 60 seats during the second quarter of 1993.

         The DOT has the authority to designate the Company as an "essential air carrier" in any community in which it is the only carrier providing service and that is an "essential air service community." An air carrier that serves an "essential air service community" is required to give advanced notice to the DOT with regards to service termination. The Company is currently the only air carrier that provides service between the Atlanta hub and the following "essential air service communities": Albany, Brunswick, Columbus, Macon and Valdosta, Georgia; Columbus, Gulfport and Meridian, Mississippi; Asheville, North Carolina; Dothan, Alabama; Ft. Walton Beach and Panama City, Florida.
The service provided by the Company to these "essential air service communities" is on an unsubsidized basis.

         LABOR REGULATION. The Railway Labor Act ("RLA") governs the labor relations of employers and employees engaged in the airline industry. Comprehensive provisions are set forth in the RLA establishing the right of the airline employees to organize and bargain collectively along craft or class lines and imposing a duty upon the air carriers and their employees to make reasonable efforts to maintain collective bargaining agreements. The RLA provides that collective bargaining agreements become amendable at the end of their term, and stay in force while a new collective bargaining agreement is being negotiated. The RLA also contains detailed procedures which must be exhausted before lawful work stoppages can occur once a collective bargaining agreement becomes amendable. Pursuant to the RLA, the Company has collective bargaining agreements with two unions representing its pilots and flight attendants.

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


Insurance

         In the opinion of management, the Company maintains insurance policies of types customary in the industry and in amounts it believes, based on information currently available to it, are adequate to protect it and its property against material loss. The policies principally provide coverage for public liability, baggage and cargo liability, property damage, including coverage for loss or damage to its flight equipment, and workers compensation insurance. There can be no assurance however, that the amount of insurance carried by the Company will be sufficient to protect it from material loss.

Seasonality

         The Company's operations at the Atlanta and Dallas/Fort Worth hubs are primarily dependent upon business, government and military related travel and are not subject to wide seasonal variations. However, some seasonal decline in business travel does occur at these hubs during holiday periods and during portions of the winter months (i.e., January and February). The Company estimates that pleasure travel accounted for approximately 20% of the Company's passengers during 1995. Pleasure travel generally increases during the summer months and at holiday periods.

         The following chart indicates the number of passengers carried by the Company by quarter during its last three fiscal years:

         Year                   1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
         ----                   -----------           -----------           -----------           -----------
         1995                      680,871               808,338               789,681               788,007

         1994                      714,953               800,161               819,311               785,869

         1993                      562,665               638,459               700,332               759,930


Extraordinary Events

         On August 21, 1995, the Company suffered a tragic loss when one of its flights crashed. A number of claims and lawsuits have been filed in connection with this matter. The cause of the accident is still under investigation by the National Transportation Safety Board. However, management believes and preliminary findings indicate that the accident may have been caused by a fatigue failure in one of the propellers. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Management does not believe that the Company has any liability in this matter, based on information currently available to it. In addition, the Company maintains insurance coverage which it believes, based on information currently available to it, is sufficient to cover claims associated with this incident if the Company were found to be at fault. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" below.


ITEM 2.  PROPERTIES

         The Company has entered into agreements with other airlines under which ground handling services are provided to the Company in 22 of the cities it serves. In addition, the Company performs ground handling services at nine airports for other airlines. The Company maintains ticketing, gate and baggage claim facilities at each of the other airports it serves under direct leases or use agreements with local airport authorities or other carriers. Apron, gate, ticketing and baggage claim facilities for the Company at the Dallas/Fort Worth hub are leased from Delta pursuant to a Ground Service Agreement. At 15 of the other airports, the Company operates under month-to-month use agreements. The leases or use agreements at the remaining airports have remaining terms generally ranging from one month to 15 years.

         Substantially all the maintenance and repairs on the Company's aircraft operating from the Atlanta hub (except for major engine, propeller and component overhauls) are performed at the Company's 79,000 square foot hangar and maintenance facility in Macon, Georgia. The hangar facilities are subject to a 30 year lease with renewal options to the year 2028.

         The Company also maintains a limited inventory of spare parts and has maintenance personnel at the Atlanta hub in a facility leased from The City of Atlanta located near the Company's ramp and gate space.

         The Company leases a maintenance facility in Texarkana, Arkansas. Substantially all the maintenance and repairs on the Company's aircraft operating from the Dallas/Fort Worth hub is performed at this facility. In addition, the Company maintains a limited inventory of spare parts and has maintenance personnel at the Dallas/Fort Worth hub.

         By May 1, 1996, the Company plans to have relocated all of its operations to 15 gates on Concourse C North at the Atlanta hub. The relocation will significantly enhance the convenience of connections between flights operated by the Company and Delta at the Atlanta hub.

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

ITEM 3.  LEGAL PROCEEDINGS

         Except as described below, there are no material legal proceedings pending in which the Company is a party or to which any of the Company's property is subject. In addition, adequate insurance coverage is maintained by the Company.

         On August 21, 1995, the Company suffered a tragic loss when one of its flights crashed. A number of claims and lawsuits have been filed in connection with this matter. The cause of the accident is still under investigation by the National Transportation Safety Board. However, management believes and preliminary findings indicate that the accident may have been caused by a fatigue failure in one of the propellers. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Management does not believe that the Company has any liability in this matter, based on information currently available to it. In addition, the Company maintains insurance coverage which it believes, based on information currently available to it, is sufficient to cover claims associated with this incident if the Company were found to be at fault. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- LIQUIDITY AND CAPITAL RESOURCES" below.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The Company's common stock, $0.10 par value per share ("COMMON STOCK"), is traded in the NASDAQ National Market System of the over-the-counter market under the symbol "ASAI". As of March 1, 1996, there were approximately 1,213 shareholders of record of the Company's Common Stock. As of March 1, 1996, the closing price of the Common Stock was $25.25.

         The following table sets forth the reported high and low closing sales price for the Common Stock for the fiscal quarters indicated as reported in the NASDAQ National Market System. The quotations reflect actual sales prices without retail mark-up, mark-down or commissions.

 Fiscal year ended
 December 31, 1995                                                              High                     Low
 -----------------                                                              ----                     ----
 Quarter Ended March 31, 1995                                                   $21.00                  $15.25
 Quarter Ended June 30, 1995                                                     30.75                   18.00
 Quarter Ended September 30, 1995                                                34.25                   21.75
 Quarter Ended December 31, 1995                                                 27.88                   20.75

 Fiscal year ended
 December 31, 1994                                                              High                     Low
 -----------------                                                              ----                     ---

 Quarter Ended March 31, 1994                                                  $38.75                   $31.25
 Quarter Ended June 30, 1994                                                    33.00                    21.25
 Quarter Ended September 30, 1994                                               30.75                    23.00
 Quarter Ended December 31, 1994                                                24.50                    12.75

Dividends

         The Company paid cash dividends on its Common Stock of approximately $.34 per share during 1995 and $.32 per share during 1994. The quarterly cash dividend was increased to $.095 in the first quarter of 1996, to $.085 per share in the first quarter of 1995 and to $.08 per share in the first quarter of 1994. The 1996 increase represented the seventh consecutive annual increase in cash dividends since dividends were first paid in 1989. The Company expects to continue the payment of quarterly cash dividends at the rates last approved by the Board of Directors. However, the Board of Directors reconsiders the declaration and the amount of cash dividends periodically, in its sole discretion, and there can be no assurance as to the declaration or the amount of dividends to be paid in the future. The payment of dividends in the future may depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

         Loan agreements relating to certain indebtedness of the Company incurred in the acquisition of aircraft (certain of which loans do not mature until the year 1999) provide certain limitations on the payment of cash dividends and repurchases of Common Stock by the Company. The credit agreements allowed for approximately $15,531,000 and $14,240,000 to be used for stock repurchases and dividend payments in 1995 and 1994, respectively. During the years ended December 31, 1995 and 1994, respectively, the Company paid dividends of $11,203,992 and $10,926,232 on its Common Stock, and acquired approximately $3,329,000 and $2,777,000 of Common Stock under these provisions, which is held as treasury stock. At its May 1994 meeting, the Board of Directors authorized the Company to repurchase up to an additional $50,000,000 of the Company's Common Stock on the open market at any time on or before December 31, 1995, which was subsequently consented to by the Company's lenders, as required by various loan agreements. As of December 31, 1995, the Company had repurchased approximately $49,295,000 of its Common Stock in conjunction with this limitation. At its November 1995 meeting, the Board of Directors authorized the Company to repurchase up to an additional $50,000,000 of the Company's Common Stock on the open market at any time on or before December 31, 1996, which was subsequently consented to by the Company's lenders, as required by various loan agreements. As of March 1, 1996, the Company had repurchased 3,063,100 shares of Common Stock at an aggregate cost of approximately $63,392,000 since May 1994.

ITEM 6.                      SELECTED FINANCIAL DATA

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                    SELECTED FINANCIAL AND STATISTICAL DATA
                (Dollars in thousands except per share amounts)


                                        1995         1994         1993         1992         1991
                                     -------------------------------------------------------------
OPERATING FINANCIAL DATA
Operating Revenues:
   Passenger revenues                $318,360     $305,846     $283,410      $230,980     $216,605
   Other revenues                      10,365        6,244        5,053         4,599        5,311
Total Operating Revenues              328,725      312,090      288,463       235,579      221,916
Operating Expenses:
   Depreciation, amortization
         and obsolescence              27,695       27,171       24,172        22,046       21,780
   Other operating expenses           225,155      200,647      186,671       152,719      147,608
Total Operating Expenses              252,850      227,818      210,843       174,765      169,388
Income from Operations                 75,875       84,272       77,620        60,814       52,528
Non-Operating (Income) Expense:
   Interest income                    (11,998)      (7,500)      (4,970)       (4,829)      (6,015)
   Interest expense, net                7,609        6,199        5,180         6,326        7,013
   Other                                 (510)         (47)         (12)            -          (66)
Total Non-Operating (Income)
  Expense                              (4,899)      (1,348)         198         1,497          932
Income before Taxes and
Accounting Change                      80,774       85,620       77,422        59,317       51,596
Income Taxes                           29,637       32,964       31,090        22,250       19,093
Cumulative Effect of Accounting
  Change                                    -            -        4,212             -            -
Net Income                           $ 51,137     $ 52,656     $ 50,544      $ 37,067     $ 32,503
Net Income per Share *               $   1.55     $   1.54     $   1.47      $   1.09     $   0.95
Average Weighted Shares  (000)*        32,964       34,188       34,395        34,165       34,050
Operating Margin                           23%          27%          27%           26%          24%
Net Margin                                 16%          17%          18%           16%          15%

                                       1990         1989         1988          1987         1986
                                     -------------------------------------------------------------
OPERATING FINANCIAL DATA
Operating Revenues:
   Passenger revenues                $184,496     $177,348     $135,320      $116,094     $ 88,591
   Other revenues                       2,733        2,782        1,824         3,051        3,704
Total Operating Revenues              187,229      180,130      137,144       119,145       92,295
Operating Expenses:
   Depreciation, amortization
         and obsolescence              19,011       16,304       13,985         9,303        5,025
   Other operating expenses           128,352      119,856      103,911        91,198       68,748
Total Operating Expenses              147,363      136,160      117,896       100,501       73,773
Income from Operations                 39,866       43,970       19,248        18,644       18,522
Non-Operating (Income) Expense:
   Interest income                     (7,601)      (6,326)      (3,484)       (3,341)      (2,073)
   Interest expense, net                6,508        5,854        5,302         3,959        2,561
   Other                                  (31)         (94)      (1,152)           15         (302)
Total Non-Operating (Income)
  Expense                              (1,124)        (566)         666           633          186
Income before Taxes and
Accounting Change                      40,990       44,536       18,582        18,011       18,336
Income Taxes                           15,600       16,924        7,065         6,750        7,800
Cumulative Effect of Accounting
  Change                                    -            -            -             -            -
Net Income                           $ 25,390     $ 27,612     $ 11,517      $ 11,261     $ 10,536
Net Income per Share *               $   0.73     $   0.76     $   0.31      $   0.28     $   0.29
Average Weighted Shares  (000)*        34,938       36,299       37,743        39,943       36,295

Operating Margin                           21%          24%          14%           16%          20%
Net Margin                                 14%          15%           8%            9%          11%

* Adjusted for stock splits on  November 26, 1991 and February 18, 1993

                                         1995         1994         1993         1992         1991
                                      -------------------------------------------------------------
OTHER FINANCIAL DATA
Working Capital                       $141,677     $140,391     $126,975      $ 93,372     $ 78,721
Total Assets                          $512,699     $519,684     $474,599      $430,752     $377,603
Long-Term Debt                        $120,210     $152,610     $135,963      $145,804     $139,356
Total Liabilities                     $259,844     $272,214     $249,512      $252,013     $229,683
Shareholders' Equity                  $252,855     $247,470     $225,087      $178,738     $147,910
Shareholders' Equity per Share *      $   7.98     $   7.45     $   6.55      $   5.23     $   4.35
Return on Average Shareholders'
  Equity                                    20%          22%          25%           23%          24%
Shareholders' Equity to Total
  Liabilities                              1:1         .9:1         .9:1          .7:1         .6:1
Cash Dividends Declared per
  Share *                                 34c.         32c.         28c.          24c.         20c.
Long-Term Debt to Shareholders'
  Equity                                  .5:1         .6:1         .6:1          .8:1         .9:1
Shares Outstanding at End of
  Year (000) *                          31,704       33,224       34,340        34,180       34,034


STATISTICAL DATA
Revenue Passengers Carried (000)         3,067        3,120        2,661         2,417        2,251
Revenue Passenger Miles (000,000)          763          780          641           547          501
Available Seat Miles (000,000)           1,688        1,654        1,367         1,077        1,020
Yield per Revenue Passenger Mile        41.7c.       39.2c.       44.2c.        42.2c.       43.2c.
Operating Cost per Available
  Seat Mile                             15.0c.       13.8c.       15.4c.        16.2c.       16.6c.
Passenger Load Factor                     45.2%        47.2%        46.9%         50.8%        49.2%
Break-Even Load Factor                    34.1%        34.2%        34.3%         38.0%        37.7%
Average Passenger Trip Length (miles)      249          250          241           226          223
Flights per Week (end of period)         3,886        4,163        4,087         3,507        3,360


                                            1990         1989         1988         1987         1986
                                          -------------------------------------------------------------
OTHER FINANCIAL DATA
Working Capital                           $ 59,590     $ 55,525     $ 42,011      $ 41,955     $ 49,933
Total Assets                              $325,311     $287,971     $231,626      $209,906     $144,979
Long-Term Debt                            $127,724     $111,749     $ 90,109      $ 82,061     $ 40,032
Total Liabilities                         $204,956     $179,613     $139,958      $124,702     $ 67,908
Shareholders' Equity                      $120,355     $108,358     $ 91,668      $ 85,204     $ 77,071
Shareholders' Equity per Share *          $   3.57     $   3.07     $   2.47      $   2.20     $   1.93
Return on Average Shareholders'
  Equity                                        22%          28%          13%           14%          20%
Shareholders' Equity to Total
  Liabilities                                 .6:1         .6:1         .7:1          .7:1        1.1:1
Cash Dividends Declared per
  Share *                                   15.9c.          8c.            -             -            -
Long-Term Debt to Shareholders'
  Equity                                     1.1:1          1:1          1:1           1:1         .5:1
Shares Outstanding at End of
  Year (000) *                              33,750       35,314       37,075        38,762       40,016


STATISTICAL DATA
Revenue Passengers Carried (000)             2,002        2,001        1,586         1,456        1,156
Revenue Passenger Miles (000,000)              427          413          320           290          222
Available Seat Miles (000,000)                 856          791          753           678          514
Yield per Revenue Passenger Mile            43.2c.       42.9c.       42.3c.        40.0c.       39.9c.
Operating Cost per Available
  Seat Mile                                 17.2c.       17.2c.       15.7c.        14.8c.       14.3c.
Passenger Load Factor                         49.9%        52.3%        42.5%         42.8%        43.1%
Break-Even Load Factor                        39.0%        39.3%        36.7%         36.3%        34.6%
Average Passenger Trip Length (miles)          213          207          202           199          192
Flights per Week (end of period)             3,124        3,033        2,827         2,904        2,084



* Adjusted for stock splits on November 26, 1991 and February 18, 1993

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

         The Company's working capital increased to $141.7 million with a current ratio of 3.1:1 at December 31, 1995 compared with working capital of $140.4 million and a current ratio of 3.6:1 at December 31, 1994. Cash, cash equivalents and investments in marketable securities increased $11.7 million in 1995. Cash provided by operations was $94.7 million and the Company received $5.2 million in proceeds from disposal of property. These sources of cash were primarily offset by long-term debt repayments in the amount of $28.3 million, the purchase of property and equipment in the amount of $13.9 million, $11.2 million of dividends paid and $35.4 million of Common Stock repurchases.

         The Company has an unsecured line of credit totaling $8 million with one of its banks. At December 31, 1995, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. At December 31, 1995, there were no outstanding amounts against the line of credit.

         At December 31, 1995, the Company operated a fleet of 63 owned aircraft and 16 leased aircraft; and provided service to 36 markets from the Atlanta hub and to 23 markets from the Dallas/Fort Worth hub. Four of these markets are served by both hubs.

         In June 1995, the Company entered into sublease agreements with the leasing subsidiary of an aircraft manufacturer for the sublease of eight ATRs for a term of seven years. These aircraft were delivered to the Company during 1993 and had been subject to an interim lease from 1993 through June 1995.

         In May 1995, the Company entered into a settlement agreement with a supplier for $2 million. This settlement partially offset losses and damages that the Company incurred as a result of flight restrictions imposed by the FAA during the fourth quarter of 1994 and the first quarter of 1995. The $2 million was recorded as other revenue during 1995.

         During 1995, the Company executed subleases with a leasing corporation for four 30-passenger Brasilia aircraft. These aircraft were leased in order to complete the phase-out, by December 1, 1995 of the 15-passenger Bandeirante aircraft which operated out of the Dallas/Fort Worth hub. These Brasilia aircraft are being leased for an initial term of between three and four years.

         In July 1995, the Company executed a Memorandum of Understanding with a subsidiary of an aircraft manufacturer for the lease of five previously operated BAe 146-200 jet aircraft for a term of five years. In the fourth quarter of 1995, the Company executed leases for four BAe Jets. In addition, the Company secured options for the lease of up to 15 additional BAe Jets. This aircraft is certified to operate with a maximum capacity of 108 passengers. However, the Company is operating the BAe Jets in an 88-passenger configuration, which provides more spacious seating for its passengers. On December 1, 1995, the Company added the four BAe Jets to its schedule in order to provide jet service from the Atlanta hub to Panama City and Fort Walton Beach, Florida; Columbus, Georgia; Asheville, North Carolina; and Chattanooga and Tri Cities, Tennessee. The Company replaced Delta's jet service in all of these markets except Fort Walton Beach. In January 1996, the Company executed a lease for the fifth BAe Jet and added jet service on February 1 to Myrtle Beach, South Carolina. All "start-up" expenditures to add the BAe Jets to the fleet were expensed as incurred. Aircraft lease expense in 1996 compared with 1995 will be higher by approximately $6.6 million primarily due to the lease of the four Brasilia aircraft and five BAe Jets.

         On May 1, 1995, the Company replaced Delta's service to Houston (Hobby), Texas and Oklahoma City, Oklahoma from its Dallas/Fort Worth hub. On the same date, the Company discontinued service to Savannah, Georgia and Raleigh/Durham, North Carolina from its Atlanta hub. On December 1, 1995, the Company offered new direct service between its Atlanta hub and Lafayette and Alexandria, Louisiana, and terminated service between the Atlanta hub and Huntsville and Mobile, Alabama; and Nashville, Tennessee. Also on December 1, 1995, the Company added service between the Dallas/Fort Worth hub and Shreveport, Louisiana; and Columbus and Meridian, Mississippi. The Company terminated service between the Dallas/Fort hub Worth and Tyler, Waco, College Station and Longview, Texas; and Springfield, Missouri. The Company's flight schedules are structured to facilitate the connection of its passengers with Delta flights at the Company's Atlanta and Dallas/Fort Worth hubs. The Company periodically reconsiders its route system based on information then available to the Company.

         FAA directives required that the Company complete the process of equipping its aircraft with traffic alert and collision avoidance systems by December 31, 1995. The Company spent $1.7 million in 1995 on its Brasilia fleet in connection with these directives. All of these costs were funded with internally generated funds and were capitalized with the flight equipment.

         Current liabilities increased by $15.9 million to $69.1 million at December 31, 1995 compared with $53.2 million at December 31, 1994. This increase was primarily due to a $4.1 million reclassification of long-term debt to current maturities mainly due to the loss of an aircraft, $1.3 million of additional liability for stock appreciation rights ("SARS"), $4.3 million of additional accounts payable related to Common Stock repurchases, $.9 million related to aircraft maintenance reserves and a $1 million increase in taxes payable due to the amount and timing of property tax payments.

         The Company's long-term debt to equity ratio decreased to 0.5:1 at December 31, 1995 compared with 0.6:1 in 1994. Long-term debt decreased by $32.4 million due to $28.3 million of scheduled debt payments and an increase of $4.1 million in current maturities. Fifty Brasilia aircraft and four ATRs, as well as a significant portion of the Company's spare parts, are pledged to secure long-term debt.

         Current maturities of long-term debt, aircraft lease payments, compliance with FAA directives and other capital expenditures were funded from the Company's cash reserves and internally generated funds during fiscal 1995.

         Shareholders' equity per share increased to $7.98 at December 31, 1995 from $7.45 at the end of 1994. Net worth increased $5.4 million in 1995 primarily due to earnings of $51.1 million, the issuance of $.7 million of Common Stock in connection with SARs exercised, offset by $11.2 million of dividends paid and $35.4 million of Common Stock repurchases.

         The net number of shares of Common Stock outstanding decreased by 1.5 million to 31.7 million primarily due to the repurchase of Common Stock, which is held as treasury stock. Certain restrictions in the Company's debt agreements limit the amount of stock repurchases and the payment of dividends generally to 30% of average annual earnings. The credit agreements allowed for approximately $15,531,000 and $14,240,000 to be used for stock repurchases and dividend payments in 1995 and 1994, respectively. For the years ended December 31, 1995 and 1994, respectively, the Company paid dividends on its Common Stock in the amount of $11,203,992 and $10,926,232, and acquired approximately $3,329,000 and $2,777,000 of Common Stock under these provisions. In May 1994, the Board of Directors authorized the Company to repurchase an additional $50,000,000 of its Common Stock on the open market at any time on or before December 31, 1995, which was subsequently consented to by the Company's lenders as required by various loan agreements. Through December 31, 1995, the Company repurchased approximately $49,295,000 of its Common Stock in conjunction with this limitation. In November 1995, the Board of Directors authorized the Company to repurchase up to an additional $50 million of its Common Stock on the open market during 1996, which was also subsequently consented to by the Company's lenders as required by various loan agreements. The stock repurchased will be used for general corporate purposes.

         On August 21, 1995, the Company suffered a tragic loss when one of its flights crashed. A number of claims and lawsuits have been filed in connection with this matter. The cause of the accident is still under investigation by the National Transportation Safety Board. However, management believes and preliminary findings indicate that the accident may have been caused by a fatigue failure in one of the propellers. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Management does not believe that the Company has any liability in this matter, based on information currently available to it. In addition, the Company maintains insurance coverage which it believes, based on information currently available to it, is sufficient to cover claims associated with this incident if the Company were found to be at fault.

         Approximately 20% of the Company's workforce are members of the unions representing the pilots and flight attendants. In 1995, collective bargaining agreements with both of these unions became amendable and are currently being renegotiated. See "BUSINESS -- Regulation -- Labor Regulation".

         The Company has negotiated to receive interest rate subsidies on certain indebtedness through an export support program of the Federative Republic of Brazil. Outstanding debt aggregating $112,691,092 at December 31, 1995 is subject to subsidy payments which reduce the stated interest rates on such debt to an average of approximately 3.57%. However, subsidies on outstanding debt aggregating $105,065,077 are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. For the remaining debt that is subject to such subsidies, the lenders have assumed such risk by building such subsidy payments into the Company's payment obligations. During 1995, 1994 and 1993, the Company reduced its interest expense by $3,726,620, $3,800,430 and $3,819,418, respectively, as a result of these interest rate subsidies. The amount of net interest paid during 1995, 1994 and 1993 was $7,446,255, $4,702,987 and $5,824,753,
respectively. As indicated above, there can be no assurance that the Company will continue to receive such subsidy payments.

         In 1984, the Company and Delta implemented a joint marketing program called the "Delta Connection". Delta owns approximately 25% of the Company's outstanding Common Stock, leases reservation equipment and terminal facilities to the Company, and provides certain services to the Company, including reservation and ground handling services. Given the Company's relationship with Delta, the Company's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding flight routes and other operational matters. The Company has historically benefited from its relationship with Delta but there can be no assurance that such benefits will occur in the future.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of in the future. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their fair value on the date of grant. At a minimum, Statement 123 will require pro forma disclosures in the Company's 1996 financial statements. The Company has not determined if it will adopt the expense recognition provisions of the Statement. If the expense recognition provisions were to be adopted, the outcome may be materially different from the results determined by the current accounting requirements under APB No. 25, "Accounting for Stock Issued to Employees".

         Based on information currently available to it, the Company believes that available resources will be sufficient to meet its existing expenditure commitments (including current maturities of long-term debt and aircraft lease payments) as well as its anticipated capital expenditures and other working capital requirements for the foreseeable future. Financial resources anticipated to be available to the Company for such purposes include existing cash reserves, internally generated funds, amounts available under the existing line of credit, and short and long-term financing arrangements that the Company believes are available to it.

Results of Operations

         The Company posted record revenues and earnings per share in 1995. Operating revenues were $328.7 million in 1995 compared with $312.1 million in 1994 and $288.4 million in 1993. Operating revenues increased 5% in 1995 primarily due to a 6% increase in the average passenger mile yield to 41.7 cents offset by a 2% decrease in revenue passenger miles ("RPMS") flown to 763 million. Operating revenues for 1994 increased 8% over 1993 primarily due to a 22% increase in RPMs offset by an 11% decline in the average passenger mile yield.

         For the year ended December 31, 1995, net income was $51.1 million compared with $52.7 million for 1994. Net income per share for 1995 increased to $1.55 on 33.0 million weighted average shares outstanding compared with $1.54 on 34.2 million weighted average shares outstanding in 1994. The decrease in the average number of shares outstanding was due to the stock repurchase program mentioned above in the "LIQUIDITY AND CAPITAL RESOURCES" section. In 1993, net income was $46.3 million or $1.35 per share, before an accounting change. Including the $4.2 million credit for the cumulative effect of a change in accounting for income taxes, net income for 1993 was $50.5 million or $1.47 per share.

         The Company's average load factor was 45.2% in 1995, down from 47.2% in 1994 and 46.9% in 1993.

         Operating expenses increased 11% in 1995 and 8% in 1994. The Company experienced a 9% increase in the cost per available seat mile ("ASM") flown to
15.0 cents compared with 13.8 cents in 1994. Capacity (the number of ASMs) was up 2% in 1995 due to changes in aircraft as described in the "LIQUIDITY AND CAPITAL RESOURCES" section above. Included in operating expenses for 1995 was approximately $2.3 million of "start-up" expenses associated with adding the BAe Jets to the fleet. Operating expenses in 1995 also included $2.4 million of expense related to the Company's SARs plan due to a 39% increase in the Common Stock price, while 1994 included a $4.2 million credit associated with SARs due to a 55% decline in the stock price. Excluding the effect of the BAe Jet start-up costs and SARs expense, operating expenses would have increased 7% in 1995 compared with 1994. The higher operating expenses in 1994 compared with 1993 were primarily due to a 21% increase in ASMs flown. The Company's cost per ASM declined 10% to 13.8 cents in 1994.

The following table compares components of operating cost per ASM for the years ended December 31, 1995, 1994 and 1993:

                                             1995            1994           1993
                                             ----            ----           ----
Labor and related                           $.043           $.037          $.050
Fuel                                         .014            .014           .017
Direct maintenance                           .024            .022           .022
Passenger related                            .018            .018           .019
Depreciation and aircraft rent               .022            .021           .020
Other                                        .029            .026           .026
                                           ------          ------         ------
Total operating expense                     $.150           $.138          $.154

         The following table presents various components of operating expense as a percentage of total operating expense for the years ended December 31, 1995, 1994 and 1993:


                                         1995            1994           1993
                                         ----            ----           ----
 Labor and related                       29%              27%             32%
 Fuel                                     9               10              11
 Direct maintenance                      16               15              14
 Passenger related                       12               13              13
 Depreciation and aircraft rent          15               16              13
 Other                                   19               19              17
                                        ----             ----            ----
 Total operating expense                100%             100%            100%

         The Company's break-even load factor was 34.1% in 1995 compared with 34.2% in 1994 and 34.3% in 1993. The slightly lower break-even load factor in 1995 was primarily attributable to a 6% increase in the average passenger yield offset by a 9% increase in the cost per available seat mile. The lower break-even load factor in 1994 as compared with 1993 was primarily due to a 10% decrease in operating cost per ASM offset by an 11% decrease in average passenger yield.

         Labor and related costs were $72 million in 1995, $61 million in 1994 and $68 million in 1993. The average number of employees in 1995 was 2,264, an increase of 5% over 1994 which contributed to higher labor and related costs. As mentioned above, 1995 included a $2.4 million expense related to the Company's SARs plan while 1994 included a $4.2 million credit resulting from a decline in the Common Stock price and the related reversal of previously accrued SARs expense. The 10% decrease in labor and related costs for 1994 compared with 1993 was primarily attributable to a $15.9 million decrease in SARs expense resulting from a decline in the Common Stock price offset by a 4% increase in the average workforce. Expenses in 1993 included $11.7 million associated with the Company's SARs plan.

         Fuel expense was $24 million in 1995 and 1994 compared with $23 million in 1993. Fuel consumption increased 2% in 1995 and 13% in 1994, while the average fuel price per gallon remained constant in 1995 and decreased 8% in 1994. The average price per gallon, including taxes and into plane fees, was 62 cents in 1995 and 1994, and 67 cents in 1993. In August 1993, the United States increased taxes on fuel, including aircraft fuel, by 4.3 cents per gallon. Airlines were exempt from this tax increase until October 1995. This new tax increased the Company's operating expenses by $0.4 million in 1995, and is expected to increase such expenses by approximately $1.7 million in 1996, based on the gallons of fuel consumed in 1995.

         Direct maintenance expense, excluding labor and related costs, increased 14% to $40 million in 1995 from $35 million and $30 million in 1994 and 1993, respectively. The increase in 1995 was primarily due to the frequency of scheduled maintenance inspections and overhauls of time controlled components. In 1994, maintenance expenses were higher compared to 1993 primarily due to a 9% increase in block hours flown and the timing for scheduled maintenance inspections and overhauls.

         Passenger related expenses were $30 million, $29 million and $26 million in 1995, 1994 and 1993, respectively. Passenger related expenses were approximately 9% of passenger revenue in each of the three years.

         Aircraft rental costs were approximately $10 million in 1995 compared with $9 million in 1994 and $5 million in 1993. The increased expense in 1995 was primarily attributable to a partial year's rent on the four Brasilia aircraft and four BAe Jets leased in 1995. The higher expense in 1994 was due to a full year of rent on the eight ATRs leased in 1993. Depreciation expense increased to approximately $27 million in 1995, compared with $26 million and $23 million for 1994 and 1993, respectively. A full year of depreciation for the four ATRs aircraft purchased in 1994 primarily contributed to the increase in 1995.

         Other expenses increased to $49 million in 1995 compared with $43 million in 1994 and $35 million in 1993. The increases in 1995 and 1994 were due primarily to higher station rent and security fees, hull and liability insurance and interrupted trip expense.

         Interest expense increased to $8 million in 1995 compared with $6 million in 1994 and $5 million in 1993. The increase in 1995 was attributable to a full year of interest expense for the four ATRs purchased in 1994 as well as the upward trend in interest rates in 1995. The increase in interest expense for 1994 in comparison with 1993 was the result of new aircraft financing and higher interest rates during 1994. Interest income was $12 million in 1995 compared with $7 million and $5 million in 1994 and 1993, respectively. Higher average cash available for investment and the rise in interest rates contributed to this increase in interest income for 1995 and 1994.

         The Company's effective income tax rate differs from the statutory rate of 35% due to the impact of state income taxes, net of federal tax benefit, offset by a $1.3 million decrease in deferred tax liabilities and deferred tax expense due to the resolution of prior years' income tax audits. Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The cumulative effect of adopting Statement No. 109 was to increase net income by $4.2 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                        December 31,

                                                                 1995                      1994
                                                              ----------                ----------
Assets
Current Assets
  Cash and cash equivalents                                  $ 66,402,694              $ 42,526,882
  Marketable securities                                       121,697,247               133,882,146
  Receivables, less allowance for uncollectible
  accounts of $266,343 in 1995 and
  $280,569 in 1994 - Note J                                    11,715,607                 6,721,146

  Expendable parts, less allowance for obsolescence
     of $4,048,772 in 1995 and $3,504,113 in 1994               6,439,628                 7,626,159
  Other current assets                                          4,487,636                 2,851,599
                                                             ============              ============

                                                              210,742,812               193,607,932

Property and Equipment - Note B
  Flight equipment                                            474,188,485               472,354,273
  Other property and equipment                                  8,734,697                 7,986,401
  Advance payments on property and equipment                       88,113                   190,444
                                                             ------------              ------------

                                                              483,011,295               480,531,118
  Less accumulated depreciation and amortization              190,612,743               163,376,196
                                                             ------------              ------------

                                                              292,398,552               317,154,922

Other Assets                                                    9,558,130                 8,921,108
                                                             ------------              ------------

Total Assets                                                 $512,699,494              $519,683,962
                                                             ============              ============



See notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                          December 31,
                                                                 1995                      1994
                                                              ----------              ------------
Liabilities and Shareholders' Equity
Current Liabilities
  Current portion of long-term debt                          $ 32,390,437              $ 28,254,410
  Accounts payable - Note J                                    20,945,977                13,398,934
  Air traffic liability                                         1,934,289                 1,623,523
  Accrued compensation and related expenses                     6,697,331                 4,517,906
  Accrued interest payable                                      2,941,011                 3,136,212
  Other accrued expenses                                        4,156,667                 1,043,041
  Income taxes payable                                                  -                 1,243,399
                                                             ------------              ------------

                                                               69,065,712                53,217,425

Long-Term Debt - Note B                                       120,209,650               152,609,818

Other Non-Current Liabilities                                   1,369,128                   533,746

Deferred Income Taxes - Note E                                 69,199,527                65,852,722

Commitments and Contingencies - Notes B, C and F


Shareholders' Equity - Notes G and H
   Common stock, $.10 par; authorized -
    50,000,000 shares; issued - 34,386,670
    and 34,363,707 shares, respectively                         3,438,667                 3,436,371
   Capital in excess of par                                    45,887,347                45,238,051
   Retained earnings                                          258,857,819               218,924,394
   Unrealized holding gain (loss) on investments                   72,444                  (151,377)
                                                             ------------              ------------

                                                              308,256,277               267,447,439


   Less treasury stock at cost - 2,683,100
    and 1,140,000 shares,  respectively                        55,400,800                19,977,188
                                                             ------------              ------------
Total Shareholders' Equity                                    252,855,477               247,470,251
                                                             ------------              ------------

Total Liabilities and Shareholders' Equity                   $512,699,494              $519,683,962
                                                             ============              ============


See notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME

                                                             Years Ended December 31,

                                                    1995                1994                1993
                                                -------------       ------------         ------------
REVENUES
Operating Revenues:
  Passenger                                      $318,360,153        $305,846,064         $283,409,987
  Other                                            10,365,287           6,243,518            5,053,027
                                                 ------------        ------------         ------------

  Total Operating Revenues                        328,725,440         312,089,582          288,463,014

EXPENSES
Operating Expenses:
 Flying operations                                 68,956,898          65,063,156           55,459,500
 Maintenance                                       54,309,317          49,036,093           42,097,046
 Passenger service                                 16,049,620          14,199,904           11,326,358
 Aircraft and traffic servicing                    40,229,297          36,333,282           30,105,342
 Promotion, sales and advertising                  32,148,818          30,480,757           28,001,781
 General and administrative                        13,159,314           5,284,986           19,487,821
 Depreciation, amortization and obsolescence       27,695,335          27,170,678           24,172,006
 Other                                                301,734             249,185              192,542
                                                 ------------        ------------         ------------

  Total Operating Expenses                        252,850,333         227,818,041          210,842,396

Income from Operations                             75,875,107          84,271,541           77,620,618


Non-Operating (Income) Expenses:
 Interest:
   Income                                         (11,997,712)         (7,499,615)          (4,969,841)
   Expense                                          7,609,317           6,199,299            5,179,839
 Other, net                                          (510,315)            (47,891)             (11,841)
                                                 ------------        ------------         ------------
                                                   (4,898,710)         (1,348,207)             198,157
Income before Income Taxes and Cumulative
  Effect of Change in Accounting for Income
  Taxes                                            80,773,817          85,619,748           77,422,461


Income Taxes - Note E:
   Current                                         26,289,595          24,897,824           22,354,500
   Deferred                                         3,346,805           8,066,176            8,735,500
                                                 ------------        ------------         ------------
                                                   29,636,400          32,964,000           31,090,000

Income before Cumulative Effect of
Accounting Change                                  51,137,417          52,655,748           46,332,461

Cumulative Effect as of January 1, 1993 of
  Change in Method of Accounting for Income
  Taxes                                                     -                   -            4,212,300
                                                 ------------        ------------         ------------


Net Income                                       $ 51,137,417        $ 52,655,748         $ 50,544,761
                                                 ============        ============         ============

Earnings per Share:
   Income before cumulative effect  of
   accounting change                             $       1.55        $       1.54         $       1.35


   Cumulative effect of accounting change                   -                   -                 0.12
                                                 ------------        ------------         ------------

   Net income                                    $       1.55        $       1.54         $       1.47
                                                 ============        ============         ============
Weighted Average Number of Shares
 Outstanding                                       32,964,138          34,187,833           34,395,401


See notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,

                                                                 1995             1994              1993
                                                           -------------     -------------     -------------
OPERATING ACTIVITIES:
Net Income                                                 $  51,137,417     $  52,655,748     $  50,544,761
Adjustments to Reconcile Net Income to Net
  Cash Provided by Operating Activities:
  Depreciation                                                26,794,942        26,027,910        23,248,594
  Amortization and provision for obsolescence                    900,393         1,142,768           923,412
  Amortization of engine overhauls                             7,710,438         6,570,952         5,476,004
  Deferred income taxes                                        3,346,805         8,066,176         4,523,200
  Other                                                         (174,173)        1,253,601         5,112,417
Changes in Operating Assets and Liabilities:
  Receivables                                                 (5,014,461)          104,232        (1,165,112)
  Expendable parts                                               640,194        (1,830,457)       (1,412,371)
  Other assets                                                (3,147,901)          409,523        (2,585,440)
  Accrued compensation and related expenses                    3,014,807        (4,821,546)        3,364,860
  Accrued interest payable                                      (195,201)        1,494,320          (296,360)
  Other liabilities                                           10,971,435         2,041,278         3,117,194
  Income taxes payable                                        (1,243,399)       (2,998,093)        2,248,110
                                                           -------------     -------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     94,741,296        90,116,412        93,099,269

INVESTING ACTIVITIES:
Purchase of Marketable Securities                           (198,048,934)     (186,608,304)     (190,199,124)
Proceeds from Sale of Marketable Securities                  210,597,389       165,574,532       152,130,056
Purchases of Property and Equipment
   including Advance Payments                                (13,851,990)      (67,944,372)      (35,837,773)
Other                                                          5,329,796           537,249           584,999
                                                           -------------      ------------     -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            4,026,261       (88,440,895)      (73,321,842)

FINANCING ACTIVITIES:
Proceeds from Long-Term Debt                                           -        43,782,329        16,688,814
Principal Payments on Long-Term Debt                         (28,264,141)      (24,862,330)      (32,147,358)
Dividends Paid                                               (11,203,992)      (10,926,232)       (9,605,629)
Acquisition of Treasury Stock                                (35,423,612)      (19,977,188)                -
                                                           --------------     ------------     -------------
NET CASH USED IN FINANCING ACTIVITIES                        (74,891,745)      (11,983,421)      (25,064,173)


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              23,875,812       (10,307,904)       (5,286,746)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                42,526,882        52,834,786        58,121,532
                                                           -------------      ------------     -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $  66,402,694      $ 42,526,882     $  52,834,786
                                                           =============      ============     =============


See notes to consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                           Common Stock       Capital in                                     Treasury Stock
                                      ----------------------    Excess       Retained                    -------------------------
                                        Shares      Amount      of Par       Earnings         Other       Shares         Amount
                                      --------------------------------------------------------------------------------------------
Balance, January 1, 1993              34,179,758  $3,417,976  $39,064,701  $136,255,746     $       -             -  $           -

Net Income                                                                   50,544,761
Dividends Paid (28c. per share)                                              (9,605,629)
Exercise of Stock Appreciation
  Rights                                 160,014      16,001    5,393,547
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993            34,339,772   3,433,977   44,458,248   177,194,878             -             -              -

Net Income                                                                   52,655,748
Dividends Paid (32c. per share)                                             (10,926,232)
Exercise of Stock Appreciation
  Rights                                  23,935       2,394      779,803
Unrealized Holding Loss on
  Investments, Net                                                                           (151,377)
Purchase of Treasury Stock                                                                               (1,140,000)   (19,977,188)
- ----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994            34,363,707   3,436,371   45,238,051   218,924,394      (151,377)   (1,140,000)   (19,977,188)

NET INCOME                                                                   51,137,417
DIVIDENDS PAID (34c. PER SHARE)                                             (11,203,992)
EXERCISE OF STOCK APPRECIATION
  RIGHTS                                  22,963       2,296      649,296
UNREALIZED HOLDING GAIN ON
  INVESTMENTS, NET                                                                            223,821
PURCHASE OF TREASURY STOCK                                                                               (1,543,100)   (35,423,612)
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 1995            34,386,670  $3,438,667  $45,887,347  $258,857,819     $  72,444    (2,683,100)  ($55,400,800)
==================================================================================================================================
See notes to consolidated financial statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Description of Business: The Company operates as a regional air carrier in the Southeastern and Southwestern United States. The Company and Delta have entered into a marketing agreement. Under this agreement, the Company's flights are listed on reservation systems as connecting Delta flights. Delta Air Lines Holdings, Inc., a subsidiary of Delta, owns approximately 25% of the Company's Common Stock (See Note J).

     Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiary, ASA Investments, Inc. Significant intercompany accounts and transactions have been eliminated.

     Use of Estimates: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Such investments include U.S. Government agency securities, corporate commercial paper and overnight repurchase agreements. The Company believes that the credit risk is minimal.

     Marketable Securities: The Company's investment in marketable securities consists of debt instruments of the U.S. Treasury, U.S. Government agencies and municipal authorities. All such marketable securities have a maturity of less than one year. These investments are classified as available for sale and reported at fair market value.

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

     Intangibles: Excess of cost over fair value of tangible assets acquired is being amortized by the straight-line method over a 40-year period. Included in other assets are deferred financing fees and deferred gate assignment costs. These costs are being amortized over periods from four to 20 years.
Accumulated amortization at December 31, 1995 and 1994 was $2,462,580 and $2,506,279, respectively.

     Also included in other assets is restricted cash which serves as collateral for a portion of the Company's financing (See Note B).

     The cost of routine development of new or extended routes and the pre-operating costs incurred in connection with aircraft acquisitions are charged to expense as incurred.

     Passenger Revenue Recognition: The Company issues Delta ticket stock for passenger sales. Passenger revenues are recognized at the time transportation is provided. As a "Delta Connection" carrier, the Company participates in Delta's frequent flyer incentive program. The Company does not accrue for incremental costs associated with the program's mileage accumulation since the impact is immaterial. Included in air traffic liability are cargo liabilities and amounts resulting from timing differences in billings with Delta.

     Income Taxes: Deferred income taxes are provided for temporary differences in the recognition of income and expenses for financial reporting and income tax reporting.

     Earnings per Share: Earnings per share are based on the weighted average number of shares of Common Stock outstanding and dilutive Common Stock equivalents (See Notes G and H).

     Reclassification: Certain amounts as previously reported have been reclassified to conform to current year presentation.

     Recent Pronouncements: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of in the future. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their fair value on the date of grant. At a minimum, Statement 123 will require pro forma disclosures in the Company's 1996 financial statements. The Company has not determined if it will adopt the expense recognition provisions of Statement 123. If the expense recognition provisions were to be adopted, the outcome may be materially different from the results determined by the current accounting requirements under APB No. 25, "Accounting for Stock Issued to Employees".

NOTE B - LONG-TERM DEBT

     The Company's long-term debt was as follows:


                                                                 December 31,
                                                              1995          1994
                                                          ------------  ------------
Notes payable to banks.  Aircraft and support equipment
with a net book value of $51,036,898 are pledged as
collateral.  Payments are due in semi-annual
installments of $4,455,526 plus interest at 6.5% to
1999.                                                      $20,004,170   $28,915,222

Notes payable to banks.  Aircraft and support equipment
with a net book value of $22,843,282 are pledged as
collateral. Payments are due in semi-annual installments
of $1,718,711 plus interest at 6.125% to 6.5% to 1999.      10,275,048    13,712,469

Notes payable to banks.  Aircraft and support equipment
with a net book value of $7,490,963 are pledged as
collateral.  Payments are due in quarterly installments
of $259,662 plus interest at 7% to 1999.                     3,894,935     4,933,584

Notes payable to bank.  Aircraft and support equipment
with a net book value of $12,386,023 are pledged as
collateral.  Payments are due in semi-annual
installments of $788,901 plus interest at 5.35% to
5.7875% to 2000.                                             7,626,015     9,203,816

Floating rate note payable to bank.  Aircraft and
support equipment with a net book value of $4,272,177 are
pledged as collateral.  Payments are due in semi-annual
installments of $264,615 plus interest based on
floating six month LIBOR to 2000.  Rate at December 31,
1995 was 6.4141%.                                            2,646,150     3,175,380

Floating rate note payable to bank. Euro-time deposit of
$2,649,263 is pledged as collateral.  Payments are due
in semi-annual installments of $264,927 plus interest
based on floating six month LIBOR to 2000. Rate at
December 31, 1995 was 6.6094% .                              2,649,263     3,179,116



Floating rate notes payable to bank.  Aircraft and
support equipment with a net book value of $17,560,352
are pledged as collateral.  Payments are due in
semi-annual installments of $1,069,328 plus interest
based on floating six month LIBOR to  2001.  Rates
at December 31, 1995 were 6.725% - 6.85%.                        11,762,599         13,901,254

Floating rate notes payable to bank.  Aircraft and
support equipment with a net book value of $18,314,070
are pledged as collateral.  Payments are due in
semi-annual installments of $1,051,214 plus interest
based on floating six month LIBOR to 2002.  Rates
at December 31, 1995 were 6.8125% - 6.8594%.                     12,084,284         14,186,711

Floating rate notes payable to bank. Aircraft and
support equipment with a net book value of $52,954,811
are pledged as collateral.  Payments are due in
semi-annual installments of $2,727,240 plus interest
based on floating six month LIBOR to 2003.   Rates at
December 31, 1995  were 6.5469% - 6.625%.                        41,748,628         47,203,108

Floating rate notes payable to bank. Aircraft and
support equipment with a net book value of $46,731,546
are pledged as collateral.  Payments are due in mortgage
style semi-annual installments estimated at $1,246,229
(subject to change) plus interest based on floating six
month LIBOR to 2006. Rates at December 31, 1995
were 6.125% to 6.418%.                                           39,908,995         42,453,568
                                                               ------------       ------------
                                                                152,600,087        180,864,228
                                                               ------------       ------------
Less current portion                                             32,390,437         28,254,410
                                                               ------------       ------------
                                                               $120,209,650       $152,609,818
                                                               ============       ============

As of December 31, 1995, maturities on long-term debt were:

        1996  $ 32,390,437
        1997    25,548,292
        1998    21,853,112
        1999    18,654,087
        2000    15,371,102
  After 2000    38,783,057
              ------------
              $152,600,087
              ============

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


     The Company has negotiated to receive interest rate subsidies on certain indebtedness through the export support program of the Federative Republic of Brazil. Outstanding debt aggregating $112,691,092 at December 31, 1995 is subject to subsidy payments which reduce the stated interest rates on such debt to an average of approximately 3.57%. However, subsidies on outstanding debt aggregating $105,065,077 are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. For the remaining debt that is subject to such subsidies, the lenders assumed such risk by building such subsidy payments into the Company's payment obligations. During 1995, 1994 and 1993, the Company reduced its interest expense by $3,726,620, $3,800,430 and $3,819,418, respectively, as a result of these interest rate subsidies. The amount of net interest paid during 1995, 1994 and 1993 was $7,446,255, $4,702,987 and $5,824,753, respectively. As indicated
above, the Company is at risk with respect to certain of these subsidy payments. While the Company has no reason to believe, based on information currently available to it, that it will not continue to receive such subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur.


NOTE C - AIRCRAFT COMMITMENTS

     As of December 31, 1995, the Company had no aircraft purchase commitments. In January 1996, the Company acquired one additional BAe Jet under an operating lease.



NOTE D - LINES OF CREDIT

     The Company has an $8,000,000 bank line of credit available at LIBOR plus .4%. This line of credit expires in February 1997 and is renewed annually. At
December 31, 1995 and 1994, there were $.7 million and $.9 million of this line committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. At December 31, 1995 and 1994, there were no outstanding amounts against the line of credit.


NOTE E - INCOME TAXES

     Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method as required by FASB Statement No. 109, "Accounting for Income Taxes". As permitted under the new rules, prior years' financial statements were not restated. The cumulative effect of adopting Statement No. 109 as of January 1, 1993 was to increase net income by $4,212,300.

     Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:



                                          1995         1994
                                       -----------  -----------
Deferred tax liabilities:
 Tax over book depreciation            $72,277,493  $68,213,625
 Other                                     172,151      114,419
                                       -----------  -----------
 Total deferred tax
  liabilities                          72,449,644   68,328,044

Deferred tax assets:
 Asset valuation reserves                1,565,805    1,231,267
 Other                                   1,684,312    1,244,055
                                       -----------  -----------
 Total deferred tax assets               3,250,117    2,475,322
                                       -----------  -----------
Net deferred tax liabilities           $69,199,527  $65,852,722
                                       ===========  ===========

     For financial reporting purposes, the provision for income taxes includes the following components for the years ended December 31:


               1995         1994         1993
            -----------  -----------  -----------
Federal:
 Current    $23,397,695  $22,124,324  $19,590,000
 Deferred     2,978,705    7,178,897    7,600,000
            -----------  -----------  -----------
             26,376,400   29,303,221   27,190,000
            -----------  -----------  -----------
State:
 Current      2,891,900    2,773,500    2,764,500
 Deferred       368,100      887,279    1,135,500
            -----------  -----------  -----------
              3,260,000    3,660,779    3,900,000
            -----------  -----------  -----------
            $29,636,400  $32,964,000  $31,090,000
            ===========  ===========  ===========

     A reconciliation of the provisions for taxes on income at the applicable federal statutory income tax rate to the income tax expense as reported is as follows for the years ended December 31:



                                          1995         1994         1993
                                      -----------  -----------  -----------
Income tax expense at statutory rate  $28,270,836  $29,966,912  $27,097,900
State income taxes, net of federal
  tax benefit                           2,160,835    2,489,421    2,355,200
Adjust deferred tax liability for
  1993 income tax rate increase                 -            -    1,398,000
Other                                    (795,271)     507,667      238,900
                                      -----------  -----------  -----------
Income tax expense                    $29,636,400  $32,964,000  $31,090,000
                                      ===========  ===========  ===========

     In 1995, prior years' income tax audits were resolved and the Company reduced its deferred tax liabilities and deferred tax expense by approximately $1.3 million.

     The Company paid income taxes in the amount of $27,259,730 in 1995, $27,801,152 in 1994 and $20,087,657 in 1993.


NOTE F - COMMITMENTS AND CONTINGENCIES

     The Company's current fleet includes the following aircraft under operating leases:


                                      NON-CANCELLABLE
     # OF AIRCRAFT  TYPE OF AIRCRAFT    LEASE TERM
     -------------  ----------------  ---------------
           8             ATR-72           7 years
           4            EMB-120       3.1 - 4.4 years
           4            BAe 146           5 years

     The Company has the option to extend each of the BAe Jet leases, for a term to be decided, within 12 months of the expiration date of the original lease term.

     The Company leases facilities from local airport authorities or other carriers as well as office space for its corporate headquarters and hangar facilities. These leases are operating leases and have terms ranging from one month to twenty-three years.

     Total rental expense on operating leases for the years ended December 31, 1995, 1994 and 1993 was $17,591,292, $14,597,677 and $9,174,944, respectively.

     Minimum future lease payments under all non-cancellable operating leases are as follows:


              1996  $ 21,548,230
              1997    21,431,839
              1998    21,818,548
              1999    20,428,632
              2000    18,778,345
        After 2000    43,206,289
                    ------------
                    $147,211,883
                    ============


     On August 21, 1995, the Company suffered a tragic loss when one of its flights crashed. A number of claims and lawsuits have been filed in connection with this matter. The cause of the accident is still under investigation by the National Transportation Safety Board. However, management believes and preliminary findings indicate that the accident may have been caused by a fatigue failure in one of the propellers. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Management does not believe that the Company has any liability in this matter, based on information currently available to it. In addition, the Company maintains insurance coverage which it believes, based on information currently available to it, is sufficient to cover claims associated with this incident if the Company were found to be at fault.

     Approximately 20% of the Company's workforce are members of the unions representing the pilots and flight attendants. In 1995, collective bargaining agreements with both of these unions became amendable and are currently being renegotiated. The Railway Labor Act, which governs labor relations for these unions, contains detailed provisions that must be exhausted before work stoppages can occur once a collective bargaining agreement becomes amendable.

NOTE G - DIVIDENDS AND COMMON STOCK TRANSACTIONS

     Certain restrictions in the Company's debt agreements limit the amount of repurchases of Common Stock and payment of dividends generally to 30% of average annual earnings as defined (See Note B). The credit agreements allowed for approximately $15,531,000 and $14,240,000 to be used for stock repurchases and dividend payments in 1995 and 1994, respectively. For the years ending December 31, 1995 and 1994, respectively, the Company paid dividends on its common stock in the amount of $11,203,992 and $10,926,232, and acquired approximately $3,329,000 and $2,777,000 of treasury stock under these provisions. In May 1994, the Board of Directors authorized the Company to repurchase an additional $50,000,000 of its Common Stock on the open market at any time on or before December 31, 1995, which was subsequently consented to by the Company's lenders as required by various loan agreements. The Company repurchased, at December 31, 1995, approximately $49,295,000 of its Common Stock in conjunction with this limitation. In November 1995, the Board of Directors authorized the Company to repurchase up to an additional $50,000,000 of its Common Stock on the open market during 1996, which was also subsequently consented to by the Company's lenders as required by various loan agreements.

     In February 1996, the Board of Directors increased the regular quarterly cash dividend from 8.5 cents to 9.5 cents per share.


NOTE H - STOCK PLANS

     The Company has a Stock Appreciation Rights ("SARS") plan which allows for up to 900,000 shares of the Company's Common Stock to be issued to certain employees. The plan provides for the appreciation in market value, at the date of exercise, over the grant price to be issued in shares of Common Stock, cash or a combination thereof, as determined by the Company's Board of Directors and set at the time of each SAR grant. SARs outstanding at December 31, 1995 are exercisable over a period of five years at certain intervals, as provided in the form of each grant. Grants are made by a committee of the Board of Directors.

     SARs transactions are as follows:


                                  NUMBER OF SARS    GRANT PRICE
                                  --------------  ---------------
Outstanding at January 1, 1993           528,400  $11.25 - $17.13
  Exercised                             (549,400)  11.25 - 21.13
  Granted                                437,200       21.13
                                  --------------  ---------------
Outstanding at December 31, 1993         416,200   17.13 - 21.13
  Exercised                             (122,200)      21.13
  Granted                                235,700       36.75
                                  --------------  ---------------
Outstanding at December 31, 1994         529,700   17.13 - 36.75
  Exercised                             (150,300)      21.13
  Granted                                411,000       17.13
                                  --------------  ---------------
Outstanding at December 31, 1995         790,400   $17.13-$36.75
                                  --------------  ---------------

     In 1995, the Company incurred approximately $2,416,000 of expense related to SARs. In 1994, the Company reversed previously accrued expenses associated with SARs resulting in a credit to expense of approximately $4,198,000 due to a decline in the Common Stock price. In 1993, SARs increased expense by $11,662,000. In connection with the exercise of SARs, the Company made cash payments of $434,445 and issued 22,963 shares of Common Stock in 1995, made cash payments of $521,529 and issued 23,935 shares of Common Stock in 1994, and made cash payments of $3,606,677 and issued 160,014 shares of Common Stock in 1993.


NOTE I - EMPLOYEE BENEFIT PLANS

     All employees who have completed one year of employment are generally eligible to participate in the Company's Investment Savings Plan (formerly called the Thrift Plan). As of January 1, 1995, the revised plan provides employees with expanded services, more investment options and greater flexibility. For each dollar of salary reduction elected by an employee (up to 6% of an employee's earnings), the Company has made a matching contribution of 20 cents to 50 cents (depending on the number of years of participation for each participant). The amounts contributed by the Company for 1995, 1994 and 1993 were approximately $915,000, $820,000 and $691,000, respectively.

     The Company has an Executive Deferred Compensation Plan for certain employees, as designated by a committee of the Board of Directors. The Company contributes from 10% to 15% of each participant's base salary to the plan. Approximately $122,000, $100,000 and $113,000 were contributed in 1995, 1994 and 1993, respectively.

     The Company has a Supplemental Executive Retirement Plan ("SERP") which was approved by the Board of Directors in May 1995. The SERP will provide supplemental retirement income to certain key executive employees at the time of their retirement or termination of employment from the Company, on or after the attainment of age 55. During 1995, the Company incurred expense of $131,040 related to the SERP.

     The Company has no material liability for post-retirement or post-employment benefits under Statements of Financial Accounting Standards Nos. 106 and 112.


NOTE J - RELATED PARTY TRANSACTIONS

     Delta Air Lines Holdings, Inc. (an affiliate of Delta) owns 7,995,000 shares or approximately 25% of the Company's outstanding Common Stock. The Company leases reservation equipment and certain terminal facilities from Delta and Delta provides certain services to the Company, including reservation and ground handling services. Expenses paid to the shareholder under these agreements were approximately $9,642,000 in 1995, $5,762,000 in 1994 and $4,174,000 in 1993. Other information related to this shareholder is as follows:


                                                          1995         1994
                                                       -----------  -----------
Accounts Receivable from Shareholder at December 31:   $  129,000   $  246,000

Accounts Payable to Shareholder at December 31:        $2,275,000   $1,096,000

     Given the Company's relationship with Delta, the Company's results of operations and financial condition may be favorably or adversely impacted by Delta's decisions regarding its flight routes and other operational matters. The Company's flight schedules are structured to facilitate the connection of its passengers with Delta flights at the Company's Atlanta and Dallas/Fort Worth hubs. The Company periodically reconsiders it route system based on information then available to the Company. The Company has historically benefited from its relationship with Delta but there can be no assurance that such benefits will occur in the future.


NOTE K - MARKETABLE SECURITIES AND FAIR VALUE INFORMATION

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Marketable securities: In 1994, the Company changed its method of accounting for its portfolio of marketable securities by adopting Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, such investments are classified as available for sale and reported at fair value (estimated based on quoted market prices). The gross unrealized holding gain of $117,414 as of December 31, 1995 and the $246,142 holding loss as of December 31, 1994 are reflected as adjustments to shareholders' equity, net of related income taxes. Realized gains and losses other than interest income were not material.

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

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1994 are as follows:


                                   CARRYING AMOUNTS            ESTIMATED FAIR VALUE
                                 1995           1994           1995           1994
                                 ----           ----           ----           ----
Cash and cash equivalents    $  66,402,694  $  42,526,882  $  66,402,694  $  42,526,882
Marketable securities          121,697,247    133,882,146    121,697,247    133,882,146
Total long-term debt
(including current
maturities)                   (152,600,087)  (180,864,228)  (152,501,958)  (177,799,736)
Off-balance sheet financial
instruments                              -              -      8,305,613     10,470,054

ATLANTIC SOUTHEAST AIRLINES, INC.
REPORT OF MANAGEMENT


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


                                                    /s/ George F. Pickett
                                                    ----------------------------
                                                    George F. Pickett
                                                    Chairman of the Board and
                                                    Chief Executive Officer


                                                    /s/ Ronald V. Sapp
                                                    ----------------------------
                                                    Ronald V. Sapp
                                                    Treasurer, Chief Financial
                                                    Officer and Vice
                                                    President - Finance

REPORT OF ERNST & YOUNG LLP
INDEPENDENT AUDITORS


Shareholders and Board of Directors
Atlantic Southeast Airlines, Inc.

     We have audited the accompanying consolidated balance sheets of Atlantic Southeast Airlines, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Atlantic Southeast Airlines, Inc. and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note K to the consolidated financial statements, in 1994 the Company changed its method of accounting for marketable securities. Also, as discussed in Note E to the consolidated financial statements, in 1993 the Company changed its method of accounting for income taxes.


                            /s/ Ernst & Young LLP

                            Atlanta, Georgia
                            February 2, 1996

                      ATLANTIC SOUTHEAST AIRLINES, INC.
                           QUARTERLY FINANCIAL DATA
                (In thousands except share and per share data)



                         FIRST     SECOND    THIRD     FOURTH     YEAR
                         -----------------------------------------------
1995
OPERATING REVENUES       $71,891   $90,049   $84,225   $82,560  $328,725

OPERATING INCOME          14,375    23,294    23,108    15,098    75,875

INCOME BEFORE TAXES       15,008    24,258    24,522    16,986    80,774

NET INCOME               $ 9,560   $14,967   $15,130   $11,480  $ 51,137

NET INCOME PER SHARE     $  0.29   $  0.45   $  0.46   $  0.35  $   1.55

AVERAGE WEIGHTED

  SHARES OUTSTANDING      33,069    33,113    33,107    32,558    32,964

STOCK PRICE DATA

  HIGH                   $ 21.00   $ 30.75   $ 34.25   $ 27.88    $34.25

  LOW                    $ 15.25   $ 18.00   $ 21.75   $ 20.75  $  15.25


1994

Operating Revenues       $75,019   $82,033   $80,082   $74,956  $312,090

Operating Income          19,841    26,632    20,174    17,625    84,272

Income before Taxes       20,115    27,003    20,376    18,126    85,620

Net Income               $12,350   $16,580   $12,511   $11,215  $ 52,656

Net Income per Share     $  0.36   $  0.48   $  0.37   $  0.33  $   1.54

Average Weighted

  Shares Outstanding      34,434    34,383    34,277    33,665    34,188

Stock Price Data

  High                   $ 38.75   $ 33.00   $ 30.75   $ 24.50  $  38.75

  Low                    $ 31.25   $ 21.25   $ 23.00   $ 12.75  $  12.75

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No change in or disagreements with the Company's accountants took place during the Company's fiscal years ended December 31, 1994 and 1995, or during the subsequent interim period.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 22, 1996, to be filed with the Securities and Exchange Commission (the "COMMISSION").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated herein by reference to the date under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 22, 1996, to be filed with the Commission.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated herein by reference to the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
- -- SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 22, 1996, to be filed with the Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated herein by reference to the data under the heading "ELECTION OF DIRECTORS -- COMPENSATION COMMITTEE INTERLOCKS AND ADDITIONAL INFORMATION WITH RESPECT TO COMPENSATION DECISIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of shareholders to be held May 22, 1996, to be filed with the Commission.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Report:

     1. The following financial statements of the Registrant required by Item 8 of Form 10-K are included as pages 25 through 40 of this Report on Form 10-K:

     Consolidated Balance Sheets as of December 31, 1995 and 1994;

     Consolidated Statements of Income for the years ended December 31, 1995, 1994 and 1993;

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993;

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993; and

     Notes to Consolidated Financial Statements.

     2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d) of Form 10-K is included as page 55 of this Report on Form 10-K:

     Schedule II - Valuation and Qualifying Accounts and Reserves

Schedules other than those listed above have been omitted because they are not applicable or required under the accounting regulations and related instructions of the Commission.

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

3(b) Articles of Amendment dated May 10, 1985. (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1992).

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

4 Instruments defining the rights of security holders, including indentures. See Exhibits 3(a), 3(b), 3(c), 3(d), 3(e), 3(f), 3(g) and 3(h).

10(a) Stock Purchase Agreement dated May 28, 1986, between the Registrant and Delta Air Lines, Inc. (Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

10(b) Delta Connection Agreement dated July 1, 1986, between the Registrant and Delta Air Lines, Inc. (Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(c) Credit Agreement dated as of December 24, 1986, among the Registrant, ASA Investments, Inc., Manufacturers Hanover Leasing International Corp., American Security Bank, N.A., Barclays Bank PLC, B.S.F.E. - Banque de la Societe Financiere Europeene, Canadian Imperial Bank of Commerce, Citizens and Southern National Bank, Continental Illinois National Bank and Trust Company of Chicago, Kawasaki Lease Financing Inc., National Bank of Canada, National Bank of Georgia and The Royal Bank of Canada. (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992). Amendment No. 1 dated as of February 20, 1987. (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31,
         1993). Amendment No. 2 dated as of May 23, 1989. (Incorporated by reference to Exhibit 19(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989). Amendment No. 3 dated as of August 17, 1989. (Incorporated by reference to Exhibit 19(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989).

10(d) Single Payment Note, dated January 26, 1987, still in effect evidencing Registrant's line of credit with Trust Company Bank. (Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(e) Credit Agreement dated as of April 23, 1987, among the Registrant, ASA Investments, Inc., Manufacturers Hanover Leasing International
         Corp., Kawasaki Lease Financing, Inc. and Credit Lyonnais, Cayman Islands Branch. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992). Amendment No. 1 dated as of May 23, 1989. (Incorporated by reference to Exhibit 19(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11,
         1989). Second Amendment dated as of October 31, 1989. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 0-11097, filed with the Commission on March 30, 1990).

10(f) Lease Agreement dated April 1, 1988, between the Registrant and Macon - Bibb County Industrial Authority. (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993).

10(g) 1990 Stock Appreciation Rights Plan approved by Shareholders on May 15, 1990. (Incorporated by reference to Exhibit 19(a) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS
         AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(h) Executive Deferred Compensation (Retirement) Plan dated May 15, 1990. (Incorporated by reference to Exhibit 19(b) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). First Amendment to Executive Deferred Compensation (Retirement) Plan dated December 31, 1992. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(i) Founding Officer Agreement dated June 27, 1990, between the Registrant and George F. Pickett (Incorporated by reference to Exhibit 19(c) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(j) Founding Officer Agreement dated June 27, 1990, between the Registrant and John W. Beiser. (Incorporated by reference to Exhibit 19(d) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13,
         1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(k) Aircraft Purchase Agreement dated August 27, 1990, between the Registrant and Embraer - Empresa Brasileira de Aeronautica S.A. (Incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

10(l) Office Lease Agreement dated December 18, 1991, by and between the Registrant and Trident Partners. (Incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(m) Purchase Agreement Assignment [N630AS] dated June 22, 1995; Purchase Agreement Assignment [N631AS] dated June 22, 1995; Purchase
         Agreement Assignment [N632AS] dated June 22, 1995; Purchase Agreement Assignment [N633AS] dated June 22, 1995; Purchase Agreement Assignment [N634AS] dated June 22, 1995; Purchase Agreement Assignment [N635AS] dated June 22, 1995; Purchase Agreement Assignment [N636AS] dated June 22, 1995; and Purchase Agreement Assignment [N637AS] dated June 22, 1995 all between the Company and First Security Bank of Utah, N.A. (filed as Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). This exhibit relates to the ATR-72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements (filed as Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992); and the related Amendment No. 1 thereto dated February 21, 1994 (Filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 0-11097, filed with the Commission on March 31,1994); and effectively terminates the related Purchase Agreement Assignments Nos. 1-6 between the Company and Antoine Finance Corporation dated July 21, 1993 (filed as Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993), and the related Purchase Agreement Assignments Nos. 7-9 between the Company and Antoine Finance Corporation dated September 23, 1993 (Filed as Exhibit 10(b) to the Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1993)

10(n) Aircraft Purchase Agreement dated as of April 15, 1993, between the Registrant and Embraer - Empresa Brasileira de Aeronautica
         S.A., related Letter Agreements (I), (II), and (III) dated as of April 15, 1993, and a Second Amendment dated as of April 15, 1993, to a Letter Supplement dated as of November 21, 1988. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(o) Participation Agreement dated as of May 1, 1993 between the Company and Antoine Finance Corporation. (Incorporated by reference to
         Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(p) Unconditional Guaranty of Performance between the Company and Avions de Transport Regional dated as of May 1, 1993 with respect to the ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(d) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(q) Purchase Agreement Assignment No. 1 dated May 10, 1993, Purchase Agreement Assignment No. 2 dated May 12, 1993, Purchase Agreement Assignment No. 3 dated May 26, 1993, Purchase Agreement Assignment No. 4 dated June 16, 1993, Purchase Agreement Assignment No. 5 dated June 23, 1993, and Purchase Agreement Assignment No. 6 dated July 21, 1993, all with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993). Purchase Agreement Assignment No. 7 dated August 25, 1993, Purchase Agreement Assignment No. 8 dated September 9, 1993, and Purchase Agreement Assignment No. 9 dated September 23, 1993. (Incorporated by reference to Exhibit 10(b) to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1993, file number 0-11097, filed with the Commission on November 15, 1993).

10(r) Credit Agreement with Trust Company Bank dated as of April 20, 1994 (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994).

10(s)    Collateral Assignment of Purchase Agreement with Trust Company
         Bank dated as of April 20, 1994 with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13,
         1994).

10(t) Sublease Agreement [N630AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N630AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N630AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N630AS] dated June 22, 1995 (filed as Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(u) Sublease Agreement [N631AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N631AS] dated August 22, 1995; Sublease Tax Indemnity Agreement [N631AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N631AS] dated June 22, 1995 (filed as Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(v) Sublease Agreement [N632AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N632AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N632AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N632AS] dated June 22, 1995 (filed as Exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(w) Sublease Agreement [N633AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N633AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N633AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N633AS] dated June 22, 1995 (filed as Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(x) Sublease Agreement [N634AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N634AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N634AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N634AS] dated June 22, 1995 (filed as Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(y) Sublease Agreement [N635AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N635AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N635AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N635AS] dated June 22, 1995 (filed as Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(z) Sublease Agreement [N636AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N636AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N636AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N636AS] dated June 22, 1995 (filed as Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(aa) Sublease Agreement [N637AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N637AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N637AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N637AS] dated June 22, 1995 (filed as Exhibit 10(k) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995 ). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(ab) Atlantic Southeast Airlines, Inc. Supplemental Executive Retirement Plan effective May 24, 1995 (filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14,
         1995). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-Q PURSUANT TO ITEM 6(A) OF FORM 10-Q).

10(ac) Agreement to Lease Used British Aerospace 146 Series 200 Aircraft between British Aerospace Holdings, Inc. Asset Management Organization and the Company dated as of October 2, 1995. (Attached as Exhibit 10(ac) hereto.)

10(ad) JetSpares Agreement, dated as of October 2, 1995, between British Aerospace Holdings, Inc., Avro International Aerospace Division, and the Registrant (Attached as Exhibit 10(ad) hereto.)

10(ae) Engine Maintenance Cost Protection Program Agreement between AlliedSignal, Inc., AlliedSignal Engines and the Company dated as of October 2, 1995 (Attached as Exhibit 10(ae) hereto.)

10(af) Customer Support Agreement (ALF 502 Series TurboFan Engines) between AlliedSignal Aerospace-Engine Division and the Company dated as of October 2, 1995 (Attached as Exhibit 10(af) hereto.)

   11    Statement re Computation of Per Share Earnings.

   21    Subsidiaries of the Registrant.

   23    Consent of Independent Auditors.

   24    Power of Attorney (Included on the signature page of this Form 10-K).

   27    Financial Data Schedule (for SEC use only)

   99 Information required by Form 11-K with respect to the Atlantic Southeast Airlines, Inc. Investment Savings Plan will be filed as an amendment to this Form 10-K within 180 days after the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1933.

   (b) The Registrant filed no current reports on Form 8-K during the fourth quarter of 1995.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                               December 31, 1995

             Col. A                  Col. B              Col.  C              Col. D           Col. E
         --------------          -------------  --------------------------  ----------       ----------
                                                        Additions
                                                --------------------------
                                   Balance at   Charged to    Charged to                     Balance at
                                  beginning of   cost and   other accounts  Deductions         end of
Description                          period      expenses      describe      describe          period
                                  ------------  ----------  --------------  ----------       ----------
Year ended December 31, 1993:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts     $  512,914   ($280,000)                  ($36,944)  (A)  $  195,970
Allowance for obsolescence of
expendable parts                     2,471,544     487,285                    (20,629)  (B)   2,938,200
                                    ----------   ---------      --------     --------        ----------
                                    $2,984,458   $ 207,285      $      0     ($57,573)       $3,134,170
Year ended December 31, 1994:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts     $  195,970   $ 120,000                   ($35,401)  (A)  $  280,569
Allowance for obsolescence of
expendable parts                     2,938,200     565,913                                    3,504,113
                                    ----------   ---------      --------     --------        ----------
                                    $3,134,170   $ 685,913      $      0     ($35,401)       $3,784,682
Year ended December 31, 1995:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts     $  280,569   $  20,000                   ($34,226)  (A)  $  266,343
Allowance for obsolescence of
expendable parts                     3,504,113     546,339                     (1,680)  (B)   4,048,772
                                    ----------   ---------      --------     --------        ----------
                                    $3,784,682   $ 566,339      $      0     ($35,906)       $4,315,115

(A)  Uncollectible Accounts charged off during the period.
(B)  Obsolete parts charged off during the period.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ATLANTIC SOUTHEAST AIRLINES, INC.



                                        By: /s/ George F. Pickett
                                            ----------------------------------
                                            George F. Pickett
                                            Chairman of the Board and Chief
                                            Executive Officer (Principal
                                            Executive Officer)

                                            Date:  March 29, 1996

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            /s/ George F. Pickett                     March 29, 1996
            ----------------------------------------
            George F. Pickett, Chairman of the Board
            and Chief Executive Officer (Principal
            Executive Officer) and Director

            /s/ John W. Beiser                        March 29, 1996
            ----------------------------------------
            John W. Beiser, President, Secretary
            and Director

            /s/ Ronald V. Sapp                        March 29, 1996
            ----------------------------------------
            Ronald V. Sapp, Vice President Finance
            and Treasurer (Principal Financial and
            Accounting Officer)

            /s/ Julius P. Gwin                        March 29, 1996
            ----------------------------------------
            Julius P. Gwin, Director

            /s/ Jean A. Mori                          March 29, 1996
            ----------------------------------------
            Jean A. Mori, Director

            /s/ Parker H. Petit                       March 29, 1996
            ----------------------------------------
            Parker H. Petit, Director

            /s/ Ralph W. Voorhees                     March 29, 1996
            ----------------------------------------
            Ralph W. Voorhees, Director

            /s/ Alan M. Voorhees                      March 29, 1996
            ----------------------------------------
            Alan M. Voorhees, Director

                                EXHIBIT INDEX



EXHIBIT NUMBER AND DESCRIPTION

3(a) Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3(a) to the Registrant's registration statement on Form S-1, file number 2-277713, filed with the Commission on July 21, 1982).

3(b) Articles of Amendment dated May 10, 1985. (Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1992).

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

4 Instruments defining the rights of security holders, including indentures. See Exhibits 3(a), 3(b), 3(c), 3(d), 3(e), 3(f), 3(g) and 3(h).

10(a) Stock Purchase Agreement dated May 28, 1986, between the Registrant and Delta Air Lines, Inc. (Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

10(b) Delta Connection Agreement dated July 1, 1986, between the Registrant and Delta Air Lines, Inc. (Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(c) Credit Agreement dated as of December 24, 1986, among the Registrant, ASA Investments, Inc., Manufacturers Hanover Leasing International Corp., American Security Bank, N.A., Barclays Bank PLC, B.S.F.E. - Banque de la Societe Financiere Europeene, Canadian Imperial Bank of Commerce, Citizens and Southern National Bank, Continental Illinois National Bank and Trust Company of Chicago, Kawasaki Lease Financing Inc., National Bank of Canada, National Bank of Georgia and The Royal Bank of Canada. (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992). Amendment No. 1 dated as of February 20, 1987. (Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31,
         1993). Amendment No. 2 dated as of May 23, 1989. (Incorporated by reference to Exhibit 19(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989). Amendment No. 3 dated as of August 17, 1989. (Incorporated by reference to Exhibit 19(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11, 1989).

10(d) Single Payment Note, dated January 26, 1987, still in effect evidencing Registrant's line of credit with Trust Company Bank. (Incorporated by reference to Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(e) Credit Agreement dated as of April 23, 1987, among the Registrant, ASA Investments, Inc., Manufacturers Hanover Leasing International
         Corp., Kawasaki Lease Financing, Inc. and Credit Lyonnais, Cayman Islands Branch. (Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992). Amendment No. 1 dated as of May 23, 1989. (Incorporated by reference to Exhibit 19(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1989, file number 0-11097, filed with the Commission on November 11,
         1989). Second Amendment dated as of October 31, 1989. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, file number 0-11097, filed with the Commission on March 30, 1990).

10(f) Lease Agreement dated April 1, 1988, between the Registrant and Macon - Bibb County Industrial Authority. (Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993).

10(g) 1990 Stock Appreciation Rights Plan approved by Shareholders on May 15, 1990. (Incorporated by reference to Exhibit 19(a) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS
         AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(h) Executive Deferred Compensation (Retirement) Plan dated May 15, 1990. (Incorporated by reference to Exhibit 19(b) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). First Amendment to Executive Deferred Compensation (Retirement) Plan dated December 31, 1992. (Incorporated by reference to Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, file number 0-11097, filed with the Commission on March 31, 1993). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(i) Founding Officer Agreement dated June 27, 1990, between the Registrant and George F. Pickett (Incorporated by reference to Exhibit 19(c) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13, 1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(j) Founding Officer Agreement dated June 27, 1990, between the Registrant and John W. Beiser. (Incorporated by reference to Exhibit 19(d) to the Registrant's Quarterly Report for the quarter ended June 30, 1990, file number 0-11097, filed with the Commission on August 13,
         1990). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K).

10(k) Aircraft Purchase Agreement dated August 27, 1990, between the Registrant and Embraer - Empresa Brasileira de Aeronautica S.A. (Incorporated by reference to Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, file number 0-11097, filed with the Commission on March 29, 1991).

10(l) Office Lease Agreement dated December 18, 1991, by and between the Registrant and Trident Partners. (Incorporated by reference to Exhibit 10(q) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, file number 0-11097, filed with the Commission on March 27, 1992).

10(m) Purchase Agreement Assignment [N630AS] dated June 22, 1995; Purchase Agreement Assignment [N631AS] dated June 22, 1995; Purchase
         Agreement Assignment [N632AS] dated June 22, 1995; Purchase Agreement Assignment [N633AS] dated June 22, 1995; Purchase Agreement Assignment [N634AS] dated June 22, 1995; Purchase Agreement Assignment [N635AS] dated June 22, 1995; Purchase Agreement Assignment [N636AS] dated June 22, 1995; and Purchase Agreement Assignment [N637AS] dated June 22, 1995 all between the Company and First Security Bank of Utah, N.A. (filed as Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). This exhibit relates to the ATR-72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements (filed as Exhibit 10(t) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992); and the related Amendment No. 1 thereto dated February 21, 1994 (Filed as Exhibit 10(p) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, file number 0-11097, filed with the Commission on March 31,1994); and effectively terminates the related Purchase Agreement Assignments Nos. 1-6 between the Company and Antoine Finance Corporation dated July 21, 1993 (filed as Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993), and the related Purchase Agreement Assignments Nos. 7-9 between the Company and Antoine Finance Corporation dated September 23, 1993 (Filed as Exhibit 10(b) to the Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1993)

10(n) Aircraft Purchase Agreement dated as of April 15, 1993, between the Registrant and Embraer - Empresa Brasileira de Aeronautica
         S.A., related Letter Agreements (I), (II), and (III) dated as of April 15, 1993, and a Second Amendment dated as of April 15, 1993, to a Letter Supplement dated as of November 21, 1988. (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(o) Participation Agreement dated as of May 1, 1993 between the Company and Antoine Finance Corporation. (Incorporated by reference to
         Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(p) Unconditional Guaranty of Performance between the Company and Avions de Transport Regional dated as of May 1, 1993 with respect to the ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(d) to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993).

10(q) Purchase Agreement Assignment No. 1 dated May 10, 1993, Purchase Agreement Assignment No. 2 dated May 12, 1993, Purchase Agreement Assignment No. 3 dated May 26, 1993, Purchase Agreement Assignment No. 4 dated June 16, 1993, Purchase Agreement Assignment No. 5 dated June 23, 1993, and Purchase Agreement Assignment No. 6 dated July 21, 1993, all with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 and related letter agreements. (Incorporated by reference to Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, file number 0-11097, filed with the Commission on August 16, 1993). Purchase Agreement Assignment No. 7 dated August 25, 1993, Purchase Agreement Assignment No. 8 dated September 9, 1993, and Purchase Agreement Assignment No. 9 dated September 23, 1993. (Incorporated by reference to Exhibit 10(b) to the Registrant's quarterly report on Form 10-Q for the quarter ended September 30, 1993, file number 0-11097, filed with the Commission on November 15, 1993).

10(r) Credit Agreement with Trust Company Bank dated as of April 20, 1994 (Incorporated by reference to Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13, 1994).

10(s)    Collateral Assignment of Purchase Agreement with Trust Company
         Bank dated as of April 20, 1994 with respect to ATR 72 Purchase Agreement between the Company and Avions de Transport Regional dated February 10, 1993 (Incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, file number 0-11097, filed with the Commission on May 13,
         1994).

10(t) Sublease Agreement [N630AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N630AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N630AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N630AS] dated June 22, 1995 (filed as Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(u) Sublease Agreement [N631AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N631AS] dated August 22, 1995; Sublease Tax Indemnity Agreement [N631AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N631AS] dated June 22, 1995 (filed as Exhibit 10(e) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(v) Sublease Agreement [N632AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N632AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N632AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N632AS] dated June 22, 1995 (filed as Exhibit 10(f) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(w) Sublease Agreement [N633AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N633AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N633AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N633AS] dated June 22, 1995 (filed as Exhibit 10(g) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(x) Sublease Agreement [N634AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N634AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N634AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N634AS] dated June 22, 1995 (filed as Exhibit 10(h) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(y) Sublease Agreement [N635AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N635AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N635AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N635AS] dated June 22, 1995 (filed as Exhibit 10(i) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(z) Sublease Agreement [N636AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N636AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N636AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N636AS] dated June 22, 1995 (filed as Exhibit 10(j) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(aa) Sublease Agreement [N637AS] dated as of June 22, 1995, between the Company and Antoine Finance Corporation and related Sublease Supplement [N637AS] dated June 22, 1995; Sublease Tax Indemnity Agreement [N637AS] dated June 22, 1995; and Nondisturbance and Recognition Agreement [N637AS] dated June 22, 1995 (filed as Exhibit 10(k) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14, 1995 ). Confidential treatment has been applied for with respect to certain provisions of this Exhibit, which provisions have been omitted from the Exhibit, marked with an asterisk (*), and filed separately with the SEC.

10(ab) Atlantic Southeast Airlines, Inc. Supplemental Executive Retirement Plan effective May 24, 1995 (filed as Exhibit 10(a) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, file number 0-11097, filed with the Commission on August 14,
         1995). (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-Q PURSUANT TO ITEM 6(A) OF FORM 10-Q).

10(ac) Agreement to Lease Used British Aerospace 146 Series 200 Aircraft between British Aerospace Holdings, Inc. Asset Management Organization and the Company dated as of October 2, 1995. (Attached as Exhibit 10(ac) hereto.)

10(ad) JetSpares Agreement, dated as of October 2, 1995, between British Aerospace Holdings, Inc., Avro International Aerospace Division, and the Registrant (Attached as Exhibit 10(ad) hereto.)

10(ae) Engine Maintenance Cost Protection Program Agreement between AlliedSignal, Inc., AlliedSignal Engines and the Company dated as of October 2, 1995 (Attached as Exhibit 10(ae) hereto.)

10(af) Customer Support Agreement (ALF 502 Series TurboFan Engines) between AlliedSignal Aerospace-Engine Division and the Company dated as of October 2, 1995 (Attached as Exhibit 10(af) hereto.)

   11    Statement re Computation of Per Share Earnings.

   21    Subsidiaries of the Registrant.

   23    Consent of Independent Auditors.

   24    Power of Attorney (Included on the signature page of this Form 10-K).

   27    Financial Data Schedule (for SEC use only)

   99 Information required by Form 11-K with respect to the Atlantic Southeast Airlines, Inc. Investment Savings Plan will be filed as an amendment to this Form 10-K within 180 days after the end of the fiscal year of the plan as permitted by Rule 15d-21 under the Securities Exchange Act of 1933.