Form 10-Q
period 1996-03-31
ATLANTIC SOUTHEAST AIRLINES INC
filed 1996-05-15
CIK 702720

                                  Form 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ----------------------
            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1996

                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------

                       Commission File Number 0-11097

                      Atlantic Southeast Airlines, Inc.
                      ---------------------------------
           (Exact name of registrant as specified in its charter)


               Georgia                              58-1354495
               -------                              ----------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 Identification Number)


   100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia           30354
   --------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)


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

As of May 1, 1996 there were 31,283,570 shares of common stock outstanding.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX

                                                                                                                      Page No.
Part I-Financial Information
      Item 1. Condensed Consolidated Financial Statements
         Balance Sheets- March 31, 1996 and December 31, 1995
            Assets                                                                                                       3
            Liabilities and Shareholders' Equity                                                                         4

         Statements of Income- Three months ended
            March 31, 1996  and March 31, 1995                                                                           5

         Statements of Cash Flows- Three months ended
            March 31, 1996 and March 31, 1995                                                                            6

         Notes to Condensed Consolidated Financial Statements                                                            7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                                      8

Part II-Other Information

      Item 6. Exhibits and Reports on Form 8-K                                                                          12

Signatures                                                                                                              13

Exhibits
      11       Statement Re: Computation of Per Share Earnings                                                          14

      27       Financial Data Schedule (for SEC use only)                                                               15

Part I- Financial Information
    Item 1. Condensed Consolidated Financial Statements
                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                                                          March 31,           December 31,
                                                                                            1996                 1995
                                                                                       --------------        -------------
                                                                                         (unaudited)            (audited)
Assets
Current Assets
   Cash and cash equivalents                                                                $105,607             $ 66,403
   Marketable securities                                                                      84,865              121,697
   Accounts receivable                                                                         9,935               11,715
   Expendable parts                                                                            6,900                6,440
   Other current assets                                                                        4,128                4,488
                                                                                            --------             --------
                                                                                             211,435              210,743

Property and Equipment
   Flight equipment                                                                          472,265              474,188
   Other property and equipment                                                                9,050                8,735
   Advance payments on property and equipment                                                    165                   88
                                                                                            --------             --------

                                                                                             481,480              483,011
   Less accumulated depreciation and amortization                                            195,606              190,613
                                                                                            --------             --------
                                                                                             285,874              292,398

Other Assets
   Excess of cost over fair value of
    tangible assets acquired                                                                   2,839                2,865
   Other assets                                                                                6,583                6,693
                                                                                            --------             --------
                                                                                               9,422                9,558

Total Assets                                                                                $506,731             $512,699
                                                                                            ========             ========


See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)


                                                                                           March 31,               December 31,
                                                                                              1996                    1995
                                                                                         --------------          ---------------
                                                                                           (unaudited)              (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                                                        $ 28,003                $ 32,390
   Accounts payable                                                                           19,535                  20,946
   Air traffic liability                                                                         582                   1,934
   Accrued compensation and related expenses                                                   8,885                   6,698
   Accrued interest payable                                                                    2,394                   2,941
   Other accrued expenses                                                                      3,563                   4,157
   Income taxes payable                                                                        6,199                       0
                                                                                            --------                --------
                                                                                              69,161                  69,066

Long-Term Debt                                                                               114,381                 120,210

Other Non-Current Liabilities                                                                  1,474                   1,369

Deferred Income Taxes                                                                         69,109                  69,199

Shareholders' Equity
   Common stock, $.10 par value; authorized
   50,000,000 shares; issued 34,386,670 shares                                                 3,439                   3,439
   Capital in excess of par value                                                             45,887                  45,887
   Retained earnings                                                                         267,169                 258,858
   Unrealized holding (loss) gain on investments                                                (105)                     72
                                                                                            --------                --------
                                                                                             316,390                 308,256
   Less treasury stock at cost - 3,078,100 and
   2,683,100  shares respectively                                                             63,784                  55,401
                                                                                            --------                --------
                                                                                             252,606                 252,855

Total Liabilities and Shareholders' Equity                                                  $506,731                $512,699
                                                                                            ========                ========



See notes to condensed consolidated financial statements.

                      ATLANTIC SOUTHEAST AIRLINES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Amounts)
                                 (Unaudited)

                                                                                               For The Three Months Ended
                                                                                                         March 31,
                                                                                          ------------------------------------------
                                                                                              1996                      1995
Operating Revenues:
   Passenger                                                                              $   87,216                $   70,210
   Other                                                                                       2,189                     1,681
                                                                                          ----------                ----------
Total Operating Revenues                                                                      89,405                    71,891

Operating Expenses:
   Flying operations                                                                          20,369                    15,670
   Maintenance                                                                                15,288                    12,763
   Passenger service                                                                           4,874                     3,664
   Aircraft and traffic servicing                                                             10,990                     9,409
   Promotion, sales and advertising                                                            9,205                     6,089
   General and administrative                                                                  4,672                     2,874
   Depreciation, amortization and obsolescence                                                 6,768                     6,957
   Other                                                                                         176                        90
                                                                                          ----------                ----------
Total Operating Expenses                                                                      72,342                    57,516

Income from Operations                                                                        17,063                    14,375

Non-Operating (Income) Expenses, net:
   Interest income                                                                            (2,657)                   (2,654)
   Interest expense                                                                            1,567                     2,033
   Other                                                                                         (68)                      (12)
                                                                                          ----------                ----------
                                                                                              (1,158)                     (633)

Income before Income Taxes                                                                    18,221                    15,008

Income Taxes
   Current                                                                                     6,906                     4,638
   Deferred                                                                                       18                       810
                                                                                          ----------                ----------
                                                                                               6,924                     5,448


Net Income                                                                                $   11,297                $    9,560
                                                                                          ==========                ==========
Net Income per Share                                                                      $     0.36                $     0.29

Cash Dividends per Share                                                                  $    0.095                $    0.085

Weighted Number of Shares Outstanding                                                     31,489,761                33,069,306

See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                                        For The Three Months Ended
                                                                                                 March 31,
                                                                                  ---------------------------------------
                                                                                     1996                        1995
OPERATING ACTIVITIES
Net Income                                                                         $ 11,297                     $ 9,560
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                                                       6,538                       6,733
   Amortization and provision for obsolescence                                          230                         224
   Provision for uncollectible accounts                                                 (60)                         30
   Amortization of engine overhauls                                                   1,584                       1,833
   Deferred income taxes                                                                (90)                        963
   Other                                                                             (1,105)                        237
Changes in Operating Assets and Liabilities:
   Accounts receivable                                                                1,840                      (2,096)
   Expendable parts                                                                    (167)                        (77)
   Other assets                                                                         643                        (723)
   Accounts payable                                                                  (1,411)                     (1,111)
   Other liabilities                                                                 (1,946)                        718
   Accrued compensation and related liabilities                                       2,292                        (621)
   Accrued interest payable                                                            (547)                        142
   Income taxes payable                                                               6,199                       4,338
                                                                                   --------                     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            25,297                      20,150

INVESTING ACTIVITIES
Purchase of Marketable Securities                                                   (72,652)                    (58,529)
Proceeds from Sale of Marketable Securities                                         109,198                      41,484
Proceeds from Disposal of Property and Equipment                                      1,138                          15
Purchases of Property and Equipment including
   Advance Payments                                                                  (2,221)                     (4,878)
Other                                                                                    29                        (338)
                                                                                   --------                     -------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                  35,492                     (22,246)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt                                                (10,216)                     (7,940)
Dividends Paid                                                                       (2,986)                     (2,811)
Acquisition of Treasury Stock                                                        (8,383)                     (3,385)
                                                                                   --------                     -------
NET CASH USED IN FINANCING ACTIVITIES                                               (21,585)                    (14,136)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     39,204                     (16,232)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     66,403                      42,527
                                                                                   --------                     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $105,607                     $26,295
                                                                                   --------                     -------

See notes to condensed consolidated financial statements.

                      ATLANTIC SOUTHEAST AIRLINES, INC.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of March 31, 1996 and results of operations for the three-month periods ended March 31, 1996 and 1995 and cash flows for the three-month periods ended March 31, 1996 and 1995. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1995 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on April 1, 1996.

2. Results of operations for the three-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the year.

3. Earnings per share are based on the weighted average number of common and common equivalent shares outstanding.

4. Marketable securities, which consist of investments with maturity dates longer than three months, are reported at fair market value.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements included in Item 1 hereto.

Liquidity and Capital Resources

     Working capital increased slightly to $142.3 million at March 31, 1996 compared with working capital of $141.7 million at December 31, 1995, while the current ratio of 3.1:1 remained constant at both dates. The change in working capital was primarily due to $25.3 million in cash from operations offset by a $2.2 million investment in property and equipment, $10.2 million of debt retirement, $3.0 million of dividends paid and $8.4 million of common stock repurchases.

     The Company has an unsecured line of credit totaling $8 million with one of its banks. At March 31, 1996, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. As of March 31, 1996, there were no outstanding amounts against the line of credit.

     At March 31, 1996, the Company operated a fleet of 63 owned aircraft and 17 leased aircraft; and provided service to 36 markets from the Atlanta hub and to 23 markets from the Dallas/Fort Worth hub. Four of these markets are served by the Company from both hubs.

     The long-term debt to equity ratio was .45:1 at March 31, 1996 compared with .48:1 at December 31, 1995. Long-term debt decreased to $114.4 million from $120.2 million at the end of 1995. The current portion of long-term debt decreased by $4.4 million from December 31, 1995. Total debt declined by $10.2 million due to $8.5 million of scheduled debt payments and $1.7 million of accelerated debt retirement related to the loss of an aircraft. The debt related to this aircraft loss was paid with insurance proceeds.

     Shareholders' equity per share increased to $8.07 at March 31, 1996 from $7.98 at December 31, 1995. Net worth remained constant primarily due to earnings in the first quarter of 1996 of $11.3 million offset by $3.0 million of dividends paid and $8.4 million of common stock repurchases. The net number of shares of common stock outstanding decreased by .4 million from the end of 1995 due to the repurchase of common stock, which is held as treasury stock.

     In May 1994, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock on the open market at any time on or before December 31, 1995. The Company repurchased, at December 31, 1995, approximately $49.3 million of its common stock in conjunction with this authorization. The remaining $6.1 million of common stock purchased through December 31, 1995 was authorized under the Company's loan agreements that limit the amount of stock repurchased and payment of dividends in the aggregate generally to 30% of average annual earnings. In November 1995, the Board of Directors authorized the Company to repurchase up to an additional $50 million of its common stock on the open market during

1996. As of March 31, 1996, the Company had repurchased approximately $.9 million of its common stock in conjunction with the limitations under the loan agreements and approximately $7.5 million under the additional $50 million authorization. The stock repurchased will be held as treasury stock and used for compensation programs or other general corporate purposes. From mid-1994 through March 31, 1996, the Company has repurchased a total of 3,078,100 shares of its common stock at a cost of approximately $63.8 million.

     In the first quarter of 1996, the Company declared a quarterly cash dividend of 9.5 cents per share compared with 8.5 cents per share for the similar period of 1995.

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

     The Company's pilot and flight attendant work force are represented by unions. In 1995, collective bargaining agreements with both of these unions became amendable and are currently being renegotiated. The Railway Labor Act, which governs labor relations for these unions, contains detailed procedures that must be exhausted before work stoppages can occur once a collective bargaining agreement becomes amendable. Negotiations with both unions are proceeding under mediation by the National Mediation Board.

     The Company is in the process of repainting and refurbishing 37 of its Brasilia aircraft at a cost of approximately $2 million which will expensed as incurred and funded from internal cash. This refurbishment began in March and should be completed by November 1996.

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses long-lived assets that are expected to be disposed of in the future. The adoption of Statement 121 in the first quarter of 1996 created no financial impact.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their fair value on the date of grant. The Company has elected to continue to use APB No. 25, "Accounting for Stock Issued to Employees" for expense recognition purposes, but will be required by Statement 123 to show pro forma disclosures in the Company's 1996 financial statements.

Results of Operations
For the three months ended March 31, 1996

     The Company reported net income for the first quarter of $11.3 million or $.36 per share. In comparison, net income for the similar period of 1995 was $9.6 million or $.29 per share. The Company's first quarter total revenues increased 24% to $89.4 million compared with $71.9 million for the similar period of 1995. Passenger revenue increased 24% to $87.2 million primarily due to a 5% increase in the average passenger yield to 43.3 cents per revenue passenger mile and an 18% increase in revenue passenger miles ("RPMs") flown. The number of passengers were up 23% while the average trip length decreased 4%. Higher passenger traffic for the first quarter of 1996 was largely attributable to new service provided by the BAe-146 jet aircraft. Traffic for the first quarter of 1995 was negatively impacted by the Federal Aviation Administration's flight restrictions on the operation of the ATR-72 aircraft into icing conditions which resulted in flight cancellations. In addition, first quarter 1995 traffic was negatively impacted by the adverse publicity that the regional airline industry received primarily due to two accidents in the fourth quarter of 1994 involving another regional carrier.

     Operating expenses increased 26% to $72.3 million for the quarter ended March 31, 1996. The Company increased capacity (available seat miles "ASMs") by 6% and experienced an 18% increase in the cost per ASM flown to 16.8 cents in the first quarter of 1996 compared with 14.2 cents in the first quarter of 1995. The Company generated approximately 95% of the ASMs that were anticipated primarily due to higher than expected weather related flight disruptions. The first quarter of 1996 included a $2.1 million charge to expense associated with the Company's stock appreciation rights ("SARs") plan due to a 19% increase in the Company's stock price. Excluding the effect of lower than projected ASMs and SARs expense, operating cost per ASM would have been approximately 15.4 cents rather than 16.8 cents. In addition, the first quarter of 1996 included some final "start-up" expenses associated with adding the BAe-146 jet aircraft to the fleet.

     The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended March 31, 1996 and 1995:


                                 Cost per ASM     % Operating Cost
                                 Quarter Ended      Quarter Ended
                                   March 31,          March 31,
                                ---------------------------------
                                1996       1995     1996     1995
                                ---------------------------------

Labor and related                4.7c.      4.2c.    28%     29%
Fuel                             1.7        1.3      10       9
Direct maintenance               2.7        2.3      16      16
Passenger related                2.0        1.4      12      10
Depreciation and aircraft rent   2.5        2.2      15      16
Other                            3.2        2.8      19      20
                                ----       ----      ---     ---
Total operating expense         16.8c.     14.2c.    100%    100%


     Labor and related costs increased to $20.4 million for the first quarter of 1996 compared with $16.9 million for the same period in 1995. The average number of employees grew 8% from 2,185 to 2,359 as of March 31, 1996. As mentioned above, the first quarter of 1996 included a $2.1 million charge to expense associated with the Company's SARs plan while the first quarter of 1995 had a minimal adjustment. Labor and related costs without the SARs adjustment would have been 4.2 cents per ASM, the same as the prior year.

     Fuel expense increased to 1.7 cents per ASM for the first three months of 1996 compared with 1.3 cents per ASM for the quarter ended March 31, 1995.
Fuel expense increased $2.1 million spread over a 6% increase in ASMs. The average price per gallon, including taxes and into plane fees, increased 24% to
71.6 cents from 57.8 cents primarily due to the recent surge in fuel prices in the United States. Total fuel consumption increased by 1.1 million gallons or 12%.

     Direct maintenance expense, excluding labor and related costs, increased 23% to $11.4 million for the quarter ended March 31, 1996. The increase was primarily due to the frequency of scheduled maintenance inspections and overhauls of time controlled components.

     Passenger related expenses increased $2.8 million for the quarter ended March 31, 1996 compared with the same quarter last year. This increase was primarily attributable to 23% higher passenger counts in 1996 versus 1995. These expenses, which include travel agency commissions and reservation fees, were 10% of passenger revenue for the quarter ended March 31, 1996 compared with 8% for the quarter ended March 31, 1995. Delta Air Lines, Inc. began charging higher fees for reservation service/systems and credit card expense in April 1995, and therefore the first quarter of 1995 was not impacted by these increased costs.

     Depreciation and aircraft rent increased 20% to $10.7 million for the quarter ended March 31, 1996. This increase was due primarily to aircraft rent associated with the four Brasilia aircraft and four BAe 146 aircraft leased during the second half of 1995 as well as the fifth BAe 146 aircraft leased in January 1996.

     Other expenses increased $2.6 million for the quarter ended March 31, 1996 compared with the same quarter last year. The increase was due primarily to higher hull and liability insurance; interrupted trip, denied boarding, and baggage claim expenses; and pilot technical training fees.

     The Company's break-even load factor increased to 37.1% for the first quarter of 1996 compared with 33.2% for the same period in 1995. This increase was primarily the result of higher operating expenses, lower ASMs than anticipated, and the expense for SARs as discussed above offset by higher revenue and lower interest expense.



Part II-Other Information

Item 6.   Exhibits and Reports on Form 8-K
 (a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.


     11   Statement Re: Computation of Per Share Earnings

     27   Financial Data Schedule (for SEC use only)


  (b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 31, 1996.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             Atlantic Southeast Airlines, Inc.

                                             /s/ Ronald V. Sapp
                                             -----------------------------
                                             Ronald V. Sapp
                                             V.P. Finance, Treasurer and
                                             Chief Financial Officer


Date: May 14, 1996