Form 10-Q
period 1996-06-30
ATLANTIC SOUTHEAST AIRLINES INC
filed 1996-08-14
CIK 702720

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                         Commission File Number 0-11097

                       Atlantic Southeast Airlines, Inc.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)


                 Georgia                            58-1354495
                 -------                            ----------
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification Number)


        100 Hartsfield Centre Parkway, Suite 800, Atlanta, Georgia  30354
        -----------------------------------------------------------------
        (Address of principal executive offices)                  (Zip Code)


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

As of August 1, 1996 there were 30,903,570 shares of common stock outstanding.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX

                                                                                                  Page No.
Part I-Financial Information

      Item 1. Condensed Consolidated Financial Statements
         Balance Sheets- June 30, 1996 and December 31, 1995
            Assets                                                                                    3
            Liabilities and Shareholders' Equity                                                      4

         Statements of Income- Three months and six months
            ended June 30, 1996 and June 30, 1995                                                     5

         Statements of Cash Flows- Six months ended
            June 30, 1996 and June 30, 1995                                                           6

         Notes to Condensed Consolidated Financial Statements                                         7

      Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                                   8

Part II-Other Information

      Item 4. Submission of Matters to a Vote of Security Holders                                    15

      Item 6. Exhibits and Reports on Form 8-K                                                       15

Signatures                                                                                           16

Exhibits
      11       Statement Re: Computation of Per Share Earnings                                       17

      27       Financial Data Schedule (for SEC use only)                                            18

Part I- Financial Information
     Item 1. Condensed Consolidated Financial Statements
                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                              June 30,               December 31,
                                                                1996                     1995
                                                            -----------              -----------
                                                            (unaudited)               (audited)
Assets
Current Assets
  Cash and cash equivalents                                   $ 42,821                 $ 66,403
  Marketable securities                                        165,739                  121,697
  Accounts receivable                                            9,070                   11,715
  Expendable parts                                               7,919                    6,440
  Other current assets                                           2,866                    4,488
                                                              --------                 --------
                                                               228,415                  210,743

Property and Equipment
  Flight equipment                                             454,395                  474,188
  Other property and equipment                                  15,125                    8,735
  Advance payments on property and equipment                       270                       88
                                                              --------                 --------

                                                               469,790                  483,011
  Less accumulated depreciation and amortization               189,465                  190,613
                                                              --------                 --------
                                                               280,325                  292,398

Other Assets
  Excess of cost over fair value of
    tangible assets acquired                                     2,812                    2,865
  Other assets                                                   6,248                    6,693
                                                              --------                 --------
                                                                 9,060                    9,558

Total Assets                                                  $517,800                 $512,699
                                                              ========                 ========

See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands Except Share and Per Share Amounts)


                                                              June 30,               December 31,
                                                                1996                     1995
                                                            -----------              -----------
                                                            (unaudited)               (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                          $ 27,879                 $ 32,390
   Accounts payable                                             22,938                   20,946
   Air traffic liability                                           508                    1,934
   Accrued compensation and related expenses                    10,225                    6,698
   Accrued interest payable                                      2,504                    2,941
   Other accrued expenses                                        2,896                    4,157
   Income taxes payable                                          6,606                        -
                                                              --------                 --------
                                                                73,556                   69,066

Long-Term Debt                                                 109,008                  120,210

Other Non-Current Liabilities                                    1,653                    1,369

Deferred Income Taxes                                           68,815                   69,199

Shareholders' Equity
   Common stock, $.10 par value; authorized
   50,000,000 shares; issued 34,386,670 shares                   3,439                    3,439
   Capital in excess of par value                               45,887                   45,887
   Retained earnings                                           282,635                  258,858
   Unrealized holding (loss) gain on investments                  (159)                      72
                                                              --------                 --------
                                                               331,802                  308,256
   Less treasury stock at cost - 3,213,100 and
   2,683,100 shares, respectively                               67,034                   55,401
                                                              --------                 --------
                                                               264,768                  252,855

Total Liabilities and Shareholders' Equity                    $517,800                 $512,699
                                                              ========                 ========

See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands Except Share and Per Share Amounts)
                                  (Unaudited)

                                                             For The Three Months Ended        For The Six Months Ended
                                                                       June 30,                          June 30,
                                                           -----------------------------      ---------------------------
                                                               1996              1995             1996            1995
Operating Revenues:
   Passenger                                               $   102,091       $    85,892      $   189,307     $   156,102
   Other                                                         2,147             4,157            4,336           5,838
                                                           -----------       -----------      -----------     -----------
Total Operating Revenues                                       104,238            90,049          193,643         161,940

Operating Expenses:
   Flying operations                                            20,976            16,708           41,345          32,378
   Maintenance                                                  15,219            13,314           30,507          26,077
   Passenger service                                             4,835             4,018            9,709           7,682
   Aircraft and traffic servicing                               11,524             9,409           22,514          18,818
   Promotion, sales and advertising                             11,212             9,407           20,417          15,496
   General and administrative                                    4,745             6,877            9,417           9,751
   Depreciation, amortization and obsolescence                   6,750             6,956           13,518          13,913
   Other                                                           154                66              330             156
                                                           -----------       -----------      -----------     -----------
Total Operating Expenses                                        75,415            66,755          147,757         124,271

Income from Operations                                          28,823            23,294           45,886          37,669

Non-Operating (Income) Expenses, net:
   Interest income                                              (2,612)           (2,961)          (5,269)         (5,615)
   Interest expense                                              1,486             2,021            3,053           4,054
   Other                                                           (11)              (24)             (79)            (36)
                                                           -----------       -----------      -----------     -----------
                                                                (1,137)             (964)          (2,295)         (1,597)

Income before Income Taxes                                      29,960            24,258           48,181          39,266

Income Taxes
   Current                                                      11,788             8,805           18,694          13,443
   Deferred                                                       (258)              486             (240)          1,296
                                                           -----------       -----------      -----------     -----------
                                                                11,530             9,291           18,454          14,739


Net Income                                                 $    18,430       $    14,967      $    29,727     $    24,527
                                                           ===========       ===========      ===========     ===========


Net Income per Share                                             $0.59             $0.45            $0.95           $0.74

Cash Dividends per Share                                        $0.095            $0.085            $0.19           $0.17

Weighted Number of Shares Outstanding                       31,325,281        33,112,996       31,407,522      33,097,556

See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                                 For The Six Months Ended
                                                                         June 30,
                                                             --------------------------------
                                                                1996                    1995
OPERATING ACTIVITIES
Net Income                                                   $  29,727               $ 24,527
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                                 13,043                 13,465
   Amortization and provision for obsolescence                     475                    448
   Provision for uncollectible accounts                            (85)                   (40)
   Amortization of engine overhauls                              3,231                  3,951
   Deferred income taxes                                          (384)                 1,557
   Other                                                          (278)                   410
Changes in Operating Assets and Liabilities:
   Accounts Receivable                                           2,730                 (4,310)
   Expendable parts                                             (1,322)                   377
   Other assets                                                  1,862                   (152)
   Accounts payable                                              1,992                 (2,729)
   Other liabilities                                            (2,687)                   912
   Accrued compensation and related liabilities                  3,811                  4,291
   Accrued interest payable                                       (437)                (1,259)
   Income taxes payable                                          6,606                  3,821
                                                             ---------               --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       58,284                 45,269

INVESTING ACTIVITIES
Purchase of Marketable Securities                             (176,356)               (96,806)
Proceeds from Sale of Marketable Securities                    131,939                 78,579
Decrease in Restricted Cash                                        265                    265
Proceeds from Disposal of Property and Equipment                 4,845                     17
Purchases of Property and Equipment including
   Advance Payments                                             (9,412)                (8,693)
Other                                                              149                     75
                                                             ---------               --------
NET CASH USED IN INVESTING ACTIVITIES                          (48,570)               (26,563)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt                           (15,713)               (16,552)
Dividends Paid                                                  (5,950)                (5,618)
Acquisition of Treasury Stock                                  (11,633)                (3,385)
                                                             ---------               --------
NET CASH USED IN FINANCING ACTIVITIES                          (33,296)               (25,555)

DECREASE IN CASH AND CASH EQUIVALENTS                          (23,582)                (6,849)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                66,403                 42,527
                                                             ---------               --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  42,821               $ 35,678
                                                             ---------               --------

See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of June 30, 1996 and results of operations for the six-month periods ended June 30, 1996 and 1995 and cash flows for the six-month periods ended June 30, 1996 and 1995. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1995 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on April 1, 1996.

2. Results of operations for the six-month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the year.

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

Liquidity and Capital Resources

         Working capital increased to $154.9 million at June 30, 1996 compared with working capital of $141.7 million at December 31, 1995, while the current ratio of 3.1:1 remained constant at both dates. The change in working capital of $13.2 million for the six months ended June 30, 1996 was primarily due to $58.3 million in cash from operations offset by a $9.4 million investment in property and equipment, $15.7 million of debt retirement, $6.0 million of dividends paid and $11.6 million of common stock repurchases.

          The Company has an unsecured line of credit totaling $8 million with one of its banks. As of June 30, 1996, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. As of June 30, 1996, there were no outstanding amounts against the line of credit.

         At June 30, 1996, the Company operated a fleet of 63 owned aircraft and 17 leased aircraft; and provided service to 36 markets from the Atlanta hub and to 23 markets from the Dallas/Fort Worth hub. Four of these markets are served by the Company from both hubs.

         Total assets were higher by $5.1 million to $517.8 million at June 30, 1996 primarily due to a $17.7 million increase in current assets offset by a $12.1 million decrease in net property and equipment. An increase of $20.5 million in cash, cash equivalents and marketable securities offset by a $2.6 million decrease in accounts receivable contributed to the net upward movement in current assets. Property and equipment had a net decrease due to the sale of Dash-7 and Bandeirante aircraft and engines which had been previously phased-out of operations.

         The Company is in the process of repainting and refurbishing 37 of its Brasilia aircraft at a cost of approximately $2 million which will be expensed as incurred and funded from internal cash. This refurbishment began in March 1996 and should be completed during the first half of 1997.

         The long-term debt to equity ratio was .41:1 at June 30, 1996 compared with .48:1 at December 31, 1995. Long-term debt decreased to $109.0 million from $120.2 million at the end of 1995. The current portion of long-term debt decreased by $4.5 million from December 31, 1995. Total debt declined by $15.7 million due to $14.0 million of scheduled debt payments and $1.7 million of accelerated debt retirement due to the loss of an aircraft. The debt related to this aircraft loss was paid with insurance proceeds.

         Shareholders' equity per share increased to $8.49 at June 30, 1996 from $7.98 at the end of 1995. Net worth increased $11.9 million due to net income of $29.7 million in the first six months of 1996 offset primarily by dividends paid of $6.0 million and common stock repurchases of $11.6 million.

         In May 1994, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock on the open market at any time on or before December 31, 1995 and received special consent from its lenders to consummate the purchases. The Company repurchased, at December 31, 1995, approximately $49.3 million of its common stock in conjunction with this authorization. Another $6.1 million of common stock was purchased through December 31, 1995 under existing provisions of the Company's loan agreements that limit the amount of stock repurchased and payment of dividends in the aggregate generally to 30% of average annual earnings. In November 1995, the Board of Directors authorized the Company to repurchase up to an additional $50 million of its common stock on the open market during 1996 and received special consent from its lenders to consummate the purchases. As of June 30, 1996, the Company had repurchased approximately $1.8 million of its common stock in conjunction with the existing limitations under the loan agreements and approximately $9.8 million under the additional $50 million authorization. The stock repurchased will be held as treasury stock and used for compensation programs or other general corporate purposes. From mid-1994 through June 30, 1996, the Company has repurchased 3,213,100 shares of its common stock at a cost of approximately $67.0 million.

         For the second quarter of 1996, the Board of Directors declared a quarterly cash dividend of 9.5 cents per share compared with 8.5 cents per share for the similar period of 1995.

         In May, 1996, the Board of Directors approved the Company's plans to proceed with the actions necessary to establish a holding company structure. A holding company structure is common in the airline industry today and provides a more flexible corporate organization than the Company's current corporate structure. The establishment of a holding company structure is subject to the approval of certain creditors and the Company's shareholders.

         Current maturities of long-term debt, future aircraft lease payments, compliance with FAA directives and other capital expenditures for 1996 will be funded from the Company's cash reserves and internally generated funds.

         On August 21, 1995, the Company suffered a tragic loss when one of its flights crashed. A number of claims and lawsuits have been filed in connection with this matter. The cause of the accident is still under investigation by the National Transportation Safety Board. However, management believes and preliminary findings indicate that the accident may have been caused by a fatigue failure in one of the propellers. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Management does not believe that the Company has any liability in this matter based on information currently available to the Company. In addition, the Company maintains insurance coverage which it believes, based on information currently available to the Company, is sufficient to cover claims associated with this incident if the Company were found to be at fault.

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

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses long-lived assets that are expected to be disposed of in the future. The adoption of Statement 121 in 1996 had no financial impact on the Company.

         In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation", which encourages companies to recognize expense for stock-based awards based on their fair market value on the date of grant. The Company has elected to continue to use APB No. 25, "Accounting for Stock Issued to Employees" for expense recognition purposes, but will be required by Statement 123 to show pro forma disclosures in the Company's 1996 annual financial statements.



Results of Operations
For the three months ended June 30, 1996 and 1995

         The Company reported record traffic, revenues and net income for the second quarter of 1996.

         Total revenues increased 16% to $104.2 million compared with $90.0 million for the second quarter of 1995. Passenger revenue was up 19% to $102.1 million primarily due to an 18% increase in revenue passenger miles ("RPMs") flown while the average passenger yield remained relatively constant. The number of passengers increased 22% while the average trip length went down 3%. Higher passenger traffic for the second quarter of 1996 was largely attributable to new service provided by the BAe-146 jet aircraft.

         Net income of $18.4 million for the second quarter of 1996 was up 23% compared with $15.0 million for the similar period of 1995, while net income per share increased 31% to $.59 per share compared with $.45. Net income for the second quarters of 1996 and 1995 included after-tax accruals of $.9 million or $.03 per share and $2.6 million or $.08 per share, respectively, associated with the Company's Stock Appreciation Rights Plan ("SARs"). These accruals are due to increases in the Company's stock price during the quarters. In addition, second quarter of 1995 revenues included a one-time, after-tax settlement of $1.2 million, or $.04 per share, with an equipment supplier. Excluding these items, second quarter 1996 net income would have been $19.3 million, or $.62 per share while 1995 net income would have been $16.4 million or $.49 per share.

          Operating expenses increased 13% to $75.4 million for the quarter ended June 30, 1996. The Company increased capacity (available seat miles "ASM's") by 6%, and experienced a 6% increase in the cost per ASM flown to 16.6 cents in the second quarter of 1996 compared with 15.6 cents in the second quarter of 1995. Excluding pre-tax SARs expense of $1.5 million and $4.2 million for the second quarters of 1996 and 1995, operating cost per ASM would have been approximately 16.3 cents and 14.6 cents, respectively.

          The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended June 30, 1996 and 1995:


                                       Cost per ASM                   % Operating Cost
                                       Quarter Ended                    Quarter Ended
                                          June 30,                         June 30,
                                  ------------------------------------------------------
                                  1996             1995             1996            1995
                                  ------------------------------------------------------
Labor and related                  4.4c.            5.0c.            26%             32%
Fuel                               1.8              1.4              11               9
Direct maintenance                 2.5              2.3              15              15
Passenger related                  2.3              2.1              14              13
Depreciation and aircraft rent     2.3              2.1              14              13
Other                              3.3              2.7              20              18
                                  -----------------------------------------------------
Total operating expense           16.6c.           15.6c.           100%            100%

         Labor and related costs decreased to $19.9 million for the second quarter of 1996 compared with $21.4 million for the same period in 1995. The average number of employees grew 9% from 2,205 to 2,394 as of June 30, 1996. Included in the second quarter of 1996 is a $1.5 million charge to expense associated with the Company's SARs due to a 10% increase in the Company's stock price, while the second quarter of 1995 includes a $4.3 million charge to expense for SARs due to a 63% increase in the Company's stock price. Labor and related costs per ASM without the SARs adjustments would have been 4 cents for both quarters.

         Fuel expense increased to 1.8 cents per ASM for the second quarter of 1996 compared with 1.4 cents per ASM for the quarter ended June 30, 1996. Fuel expense increased $2.2 million spread over a 6% increase in ASMs. The average price per gallon, including taxes and into plane fees, increased 21% to 73.7 cents from 61.0 cents primarily due to higher raw fuel prices and the additional transportation fuel tax of 4.3 cents per gallon which began October 1, 1995.

         Direct maintenance cost, excluding labor and related expenses, increased 17% to $11.5 million for the quarter ended June 30, 1996. This increase was due primarily to a 6% increase in capacity and the timing for scheduled maintenance inspections and overhauls of time controlled components.

         Passenger related expenses increased $1.5 million for the quarter ended June 30, 1996 compared with the same quarter last year. This increase was primarily attributable to 22% higher passenger counts in 1996 versus 1995. These expenses, which include travel agency commissions and reservation fees, were 10% of passenger revenue for both 1996 and 1995.

         Depreciation and aircraft rent increased 19% to $10.7 million for the quarter ended June 30, 1996. This increase was due primarily to aircraft rent associated with the four Brasilia aircraft and four BAe 146 aircraft leased during the second half of 1995 as well as the fifth BAe 146 aircraft leased in January 1996.

         Other expenses increased $3.1 million for the quarter ended June 30, 1996 compared with the same quarter last year. The increase was due primarily to higher airport rent expense, security fees, pilot simulator training cost, and interrupted trip, denied boarding and baggage claim expenses.

         Interest income decreased by 12% to $2.6 million for the first quarter of 1996 primarily due to lower interest rates. Interest expense decreased by 26% to $1.5 million for the quarter ended June 30, 1996 compared with the same quarter last year. This decrease was due to lower floating interest rates and less debt outstanding.

         The break-even load factor increased to 37.4% for the three months ended June 30, 1996 compared with 34.4% for the same period last year. This increase was primarily the result of higher operating expenses and the adjustments for SARs as discussed above, offset by higher revenue and lower interest expense.


For the six months ended June 30, 1996 and 1995

         Total revenues for the six months ended June 30, 1996 increased 20% to $193.6 million compared with $161.9 million for the same period of 1995. Passenger revenue increased 21% to $189.3 million in the first six months of 1996 primarily due to an 18% increase in RPMs flown and a 2% increase in average yield per passenger mile to 43.0 cents from 42.0 cents. The number of passengers carried was up 22% while the average passenger trip length decreased 3%. Higher passenger traffic in 1996 was largely attributable to new service provided by the BAe-146 jet aircraft. The first quarter of 1995 results were impacted by flight cancellations due to FAA flight restrictions, the adverse publicity that the regional airline industry received in the fourth quarter of 1994, and adverse weather conditions in February as well as early March.

         The Company's net income for the first six months of 1996 increased 21% to $29.7 million or $.95 per share compared with $24.5 million or $.74 per share for the same period in 1995. Net income for 1996 and 1995 included after-tax accruals of $2.2 million or $.07 per share and $2.7 million or $.08 per share, respectively, associated with the Company's SARs. These accruals are due to increases in the Company's stock price during the first six months of each year.

         Operating expenses increased 19% during the six month period ended June 30, 1996. The Company increased capacity ("ASM's") by 6% and experienced a 12% increase in the cost per ASM to 16.7 cents from 14.9 cents. The six months ending June 30, 1996 included a $3.6 million charge to expense associated with SARs due to a 31% increase in the Company's stock price. The first six months of 1995 had a $4.4 million charge for SARs due to a 94% increase in the stock price. Excluding the effect of SARs for both periods, operating costs per ASM flown would have been 16.3 cents for 1996 compared with 14.4 cents for 1995.

         The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the six month periods ended June 30, 1996 and 1995:

                                       Cost per ASM                   % Operating Cost
                                        Year to Date                     Year to Date
                                          June 30,                         June 30,
                                  ------------------------------------------------------
                                  1996             1995             1996            1995
                                  ------------------------------------------------------
Labor and related                  4.6c.            4.6c.            27%             31%
Fuel                               1.8              1.4              11               9
Direct maintenance                 2.6              2.3              15              15
Passenger related                  2.1              1.7              13              12
Depreciation and aircraft rent     2.4              2.1              15              14
Other                              3.2              2.8              19              19
                                  -----------------------------------------------------
Total operating expense           16.7c.           14.9c.           100%            100%

         Labor and related costs increased 5% to $40.3 million for the six months ended June 30, 1996 from $38.3 million for the six months ended June 30, 1995. The average number of employees grew 7% from 2,211 to 2,371 as of June 30, 1996. As previously mentioned, the first six months of 1996 included a $3.6 million charge for SARs expense while the same period of 1995 included a $4.4 million charge to expense. Excluding these adjustments, the cost per ASM would have been 4.1 cents in 1996 and 1995. Labor and related expenses as a per cent of total operating costs would have been 25% and 28% for 1996 and 1995, respectively.

         Fuel expense increased to 1.8 cents per ASM for the first six months of 1996 compared with 1.4 cents per ASM for the quarter ended June 30, 1995. Fuel expense increased $4.3 million spread over a 6% increase in ASMs. The average price per gallon, including taxes and into plane fees, increased 22% to
72.7 cents from 59.5 cents primarily due to the surge in fuel prices in the United States during 1996 and the additional 4.3 cent per gallon transportation fuel tax imposed by the U.S. government beginning October 1, 1995.

         Direct maintenance cost, excluding labor and related expenses, increased 21% to $22.9 million for the six months ended June 30, 1996. This increase was due primarily to a 6% increase in capacity and the timing for scheduled maintenance inspections and overhauls of time controlled components.

         Passenger related expenses increased $4.3 million for the six months ended June 30, 1996 compared with the same period of 1995. This increase was primarily attributable to 22% higher passenger counts in 1996 versus 1995. These expenses, which include travel agency commissions and reservation fees, were 10% of passenger revenue for the first six months of 1996 compared with 9% for the same six months in 1995. Delta Air Lines, Inc. began charging higher fees for reservation service/systems and credit card expense beginning in April 1995.

         Depreciation and aircraft rent increased 20% to $21.4 million for the six months ended June 30, 1996. This increase was due primarily to aircraft rent associated with the four Brasilia aircraft and four BAe 146 aircraft leased during the second half of 1995 as well as the fifth BAe 146 aircraft leased in January 1996.

         Other expenses increased $5.4 million for the six months ended June 30, 1996 compared with the same months in 1995. The increase was due primarily to higher passenger liability insurance premiums, pilot simulator training cost, airport rent expense, security fees, and interrupted trip, denied boarding and baggage claim expenses.

         Interest income decreased by 6% to $5.3 million due to lower interest rates. Interest expense decreased by 25% to $3.1 million for the six months ending June 30, 1996 compared with the same period of 1995. This decrease was due to lower floating interest rates and less debt outstanding.

Part II- Other Information

Item 4.          Submission of Matters to a Vote of Security Holders
                 The Annual Meeting of Shareholders of Atlantic Southeast Airlines, Inc. was held on Wednesday, May 22, 1996.
                 The only matter submitted to a vote of the shareholders at this meeting was the election of directors. John W. Beiser; Julius P. Gwin; Jean A. Mori; Parker H. Petit; George F. Pickett; Alan M. Voorhees; and Ralph W. Voorhees were elected at the Annual Meeting by the holders of Common Stock by the following vote: (a) Mr. Beiser: 26,435,946 votes for and 55,775 votes withheld, (b) Mr. Gwin: 26,426,168 votes for and 65,553 votes withheld, (c) Mr. Mori: 26,437,119 votes for and 54,602 votes withheld, (d) Mr. Petit: 26,427,481 votes for and 64,240 votes withheld, (e) Mr. Pickett: 26,436,836 votes for and 54,885 votes withheld, (f) Mr. Alan Voorhees: 26,425,278 votes for and 66,443 votes withheld, and (g) Mr. Ralph
                 Voorhees: 26,430,984 votes for and 60,737 votes withheld. There are no abstentions or broker non-votes for purposes of any such votes.


Item 6.          Exhibits and Reports on Form 8-K
(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         11      Statement Re: Computation of Per Share Earnings

         27      Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended June 30, 1996.

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



Date: August 13, 1996