Form 10-Q
period 1996-09-30
ATLANTIC SOUTHEAST AIRLINES INC
filed 1996-11-14
CIK 702720

                                   Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------
           [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

As of November 1, 1996 there were 30,113,570 shares of common stock outstanding.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                                     INDEX

                                                                                   Page No.
Part I-Financial Information
      Item 1. Condensed Consolidated Financial Statements
         Balance Sheets - September 30, 1996 and December 31, 1995
            Assets                                                                            3
            Liabilities and Shareholders' Equity                                              4

         Statements of Income - Three months and nine months
            ended September 30, 1996  and September 30, 1995                                  5

         Statements of Cash Flows - Nine months ended
            September 30, 1996 and September 30, 1995                                         6

         Notes to Condensed Consolidated Financial Statements                                 7

      Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                            8

Part II-Other Information

      Item 6. Exhibits and Reports on Form 8-K                                               16

Signatures                                                                                   17

Exhibits


       10(a)    Letter Agreement dated February 19, 1987 from Delta Airlines, Inc.
                ("Delta) and agreed to and accepted by Atlantic Southeast Airlines,
                Inc. ("Airlines") (confidential treatment requested).

       10(b)    Amendment to the Delta Connection Agreement dated December 17, 1987, between Delta and Airlines (confidential treatment requested).

       10(c)    Amendment to the Delta Connection Agreement effective July 1, 1988, between Delta and Airlines (confidential treatment requested).

       10(d) Amendment to the Delta Connection Agreement dated March 4, 1992, between Delta and Airlines (confidential treatment requested).

       10(e)    Amendment to the Connection Carrier Agreement dated as of August 1,
                1994, between Delta and Airlines (confidential treatment requested).

       10(f)    Fourth Amendment To Credit Agreement (the "Amendment to December 1986
                Credit Agreement") dated September 17, 1996, by and among the
                Airlines, ASA Investments, Inc., a Delaware Corporation
                ("Investments"), Manufacturers Leasing International Corp. ("MHLI"),
                Bank of America Illinois [formerly known as Continental Bank N.A. and
                Continental Illinois National Bank and Trust Company of Chicago],
                NationsBank, N.A. (South) [formerly known as NationsBank of Georgia,
                N.A. and Citizens and Southern National Bank], National Bank of
                Canada, the Royal Bank of Canada, Canadian Imperial Bank of Commerce
                ("CIBC"), Kawasaki Leasing, (USA) Inc. as successor in interest to
                Kawasaki Leasing International, Inc. [formerly known as Kawasaki Lease
                Financing Inc.] ("Kawasaki Leasing"), Southtrust Bank of Georgia, N.A.
                [formerly known as First American Bank of Georgia, N.A.] (all of such financial institutions are hereinafter collectively referred to as the
                "December 1986 Credit Agreement Lenders"), amending the Credit
                Agreement dated December 24, 1986, among Airlines, Investments and the
                December 1986 Credit Agreement Lenders (confidential treatment requested).

       10(g)    Termination of Guaranty (the "December 1986 Guaranty Termination
                Agreement") dated as of September 17, 1996, by and among
                Investments and the December 1986 Credit Agreement Lenders,
                terminating the Guaranty dated December 24, 1986, among Investments and the December 1986 Credit Agreement Lenders.

       10(h)    Third Amendment To Credit Agreement(the "Amendment to April 1987
                Credit Agreement") dated September 17, 1996, by and among
                Airlines, Investments, MHLI, Kawasaki Leasing, and Credit Lyonnais,
                Cayman Islands Branch (all of such financial institutions are hereinafter collectively referred to as the "April 1987
                Credit Agreement Lenders"), amending the Credit Agreement dated April
                23, 1987, among Airlines, Investments and the April 1987 Credit
                Agreement Lenders (confidential treatment requested).

       10(i)    Termination of Guaranty (the "April 1987 Guaranty Termination
                Agreement") dated as of September 17, 1996, by and among Investments and the December 1986 Credit Agreement Lenders, terminating the
                Guaranty dated April 23, 1987, among Investments and the April 1987
                Credit Agreement Lenders.

       10(j)    First Amendment To Credit Agreement (the "Amendment to June 1990
                Credit Agreement") dated September 13, 1996, between Airlines and Bank of America National Trust and Savings Association ("Bank of America"),
                amending the Credit Agreement dated June 15, 1990, among Airlines and
                Bank of America (confidential treatment requested).

       10(k)    Termination of Guaranty (the "June 1990 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among
                Investments and Bank of America, terminating the Guaranty dated June
                15, 1990, among Investments and Bank of America.

       10(l)    Second Amendment To Credit Agreement (the "Amendment to December 1990
                Credit Agreement") dated September 13, 1996, between Airlines and
                Wachovia Bank of Georgia, N.A. ("Wachovia"), amending the Credit
                Agreement dated December 1, 1990, among Airlines and Wachovia
                (confidential treatment requested).

       10(m)    Termination of Guaranty (the "December 1990 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among Investments and Wachovia, terminating the Guaranty dated December 1, 1990, among
                Investments and Wachovia.

       10(n)    First Amendment To Credit Agreement (the "Amendment to February
                1991 Credit Agreement") dated September 13, 1996, between Airlines and Bank of America, amending the Credit Agreement dated
                February 25, 1991, among Airlines and Wachovia (confidential treatment requested).

       10(o)    Termination of Guaranty (the "February 1991 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among Investments and Bank of America, terminating the Guaranty dated February 25, 1991, among Investments and Bank of America.

       10(p)    First Amendment To Credit Agreement (the "Amendment to April 1991
                Credit Agreement") dated September 13, 1996, between Airlines and Wachovia, amending the Credit Agreement dated April 19, 1991, among Airlines and Wachovia (confidential treatment requested).

       10(q)    Termination of Guaranty (the "April 1991 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among Investments and Wachovia, terminating the Guaranty dated April 19,
                1991, among Investments and Wachovia.

       10(r)    First Amendment To Credit Agreement (the "Amendment to June 1992
                Credit Agreement") dated September 13, 1996, among Airlines, Wachovia, in both its capacities as Lender and Agent, and the Bank of Tokyo -
                Mitsubishi, LTD., Atlanta Agency f/k/a The Bank of Tokyo, Ltd.,
                Atlanta Agency ("Bank of Tokyo"), amending the Credit Agreement June
                1, 1992, among Airlines, Wachovia and Bank of Tokyo (confidential treatment requested).

       10(s)    Termination of Guaranty (the "June 1992 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among Investments and Wachovia, terminating the Guaranty dated June 1, 1992, among
                Investments, Wachovia and Bank of Tokyo.

       10(t)    First Amendment To Credit Agreement (the "Amendment to April 1994
                Credit Agreement") dated September 11, 1996, among Airlines and
                SunTrust Bank, Atlanta, f/k/a Trust Company Bank ("SunTrust"), amending the Credit Agreement April 20, 1994, among Airlines and
                SunTrust (confidential treatment requested)..

       10(u)    Termination of Guaranty (the "April 1994 Guaranty Termination Agreement")
                dated as of September 11, 1996, by and among Investments and
                Wachovia, terminating the Guaranty dated April 20, 1994, among
                Investments and SunTrust.

      11        Statement Re: Computation of Per Share Earnings

      27        Financial Data Schedule (for SEC use only)

Part I - Financial Information


                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                           (In Thousands of Dollars)

                                                            September 30,                  December 31,
                                                                1996                           1995
                                                            -------------                  ------------
                                                             (unaudited)                     (audited)
Assets
Current Assets
  Cash and cash equivalents                                      $ 75,977                      $  66,403
  Marketable securities                                           126,750                        121,697
  Accounts receivable                                              10,628                         11,715
  Expendable parts                                                  8,527                          6,440
  Other current assets                                              2,632                          4,488
                                                                 --------                      ---------
                                                                  224,514                        210,743

Property and Equipment
  Flight equipment                                                455,713                        474,188
  Other property and equipment                                     14,562                          8,735
  Advance payments on property and equipment                          331                             88
                                                                 --------                      ---------

                                                                  470,606                        483,011
  Less accumulated depreciation and amortization                  196,654                        190,613
                                                                 --------                      ---------
                                                                  273,952                        292,398

Other Assets
  Excess of cost over fair value of
    tangible assets acquired                                        2,786                          2,865
  Other assets                                                      6,603                          6,693
                                                                 --------                      ---------
                                                                    9,389                          9,558

Total Assets                                                     $507,855                      $ 512,699
                                                                 ========                      =========



See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands Except Share and Per Share Amounts)


                                                               September 30,                   December 31,
                                                                   1996                            1995
                                                               -------------                  -------------
                                                                (unaudited)                     (audited)
Liabilities and Shareholders' Equity
Current Liabilities
   Current portion of long-term debt                             $    26,992                    $    32,390
   Accounts payable                                                   21,383                         20,946
   Air traffic liability                                               1,023                          1,934
   Accrued compensation and related expenses                           7,685                          6,698
   Accrued interest payable                                            2,236                          2,941
   Other accrued expenses                                              3,972                          4,157
   Income taxes payable                                                4,414                              -
                                                                 -----------                    -----------
                                                                      67,705                         69,066

Long-Term Debt                                                       101,412                        120,210

Other Non-Current Liabilities                                          1,708                          1,369

Deferred Income Taxes                                                 69,716                         69,199

Shareholders' Equity
   Common stock, $.10 par value; authorized
   50,000,000 shares; issued 34,386,670 shares                         3,439                          3,439
   Capital in excess of par value                                     45,887                         45,887
   Retained earnings                                                 296,251                        258,858
   Unrealized holding (loss) gain on investments                          58                             72
                                                                 -----------                    -----------
                                                                     345,635                        308,256
   Less treasury stock at cost - 3,698,100 and
   2,683,100  shares, respectively                                    78,321                         55,401
                                                                 -----------                    -----------
                                                                     267,314                        252,855

Total Liabilities and Shareholders' Equity                       $   507,855                    $   512,699
                                                                 ===========                    ===========



See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Amounts)
                                  (Unaudited)

                                                               For The Three Months Ended     For The Nine Months Ended
                                                                     September 30,                  September 30,
                                                               --------------------------     -------------------------
                                                                 1996             1995           1996            1995
Operating Revenues:
   Passenger                                                    $    92,657   $   81,961    $   281,964      $   238,063
   Other                                                              2,013        2,264          6,349            8,102
                                                                -----------   ----------    -----------      -----------
Total Operating Revenues                                             94,670       84,225        288,313          246,165

Operating Expenses:
   Flying operations                                                 21,338       17,053         62,683           49,431
   Maintenance                                                       14,682       13,925         45,189           40,002
   Passenger service                                                  4,727        4,068         14,436           11,750
   Aircraft and traffic servicing                                    11,355       10,074         33,869           28,892
   Promotion, sales and advertising                                   9,811        7,673         30,228           23,169
   General and administrative                                           123        1,345          9,540           11,096
   Depreciation, amortization and obsolescence                        7,028        6,936         20,546           20,849
   Other                                                                144           43            474              199
                                                                -----------   ----------    -----------      -----------
Total Operating Expenses                                             69,208       61,117        216,965          185,388

Income from Operations                                               25,462       23,108         71,348           60,777

Non-Operating (Income) Expenses, net:
   Interest income                                                   (2,823)      (3,284)        (8,092)          (8,899)
   Interest expense                                                   1,438        1,820          4,491            5,874
   Other                                                                 26           50            (53)              14
                                                                -----------   ----------    -----------      -----------
                                                                     (1,359)      (1,414)        (3,654)          (3,011)

Income before Income Taxes                                           26,821       24,522         75,002           63,788

Income Taxes
   Current                                                            9,507        8,583         28,201           22,026
   Deferred                                                             765          809            525            2,105
                                                                -----------   ----------    -----------      -----------
                                                                     10,272        9,392         28,726           24,131


Net Income                                                      $    16,549       15,130    $    46,276      $    39,657
                                                                ===========  ===========    ===========      ===========

Net Income per Share                                            $      0.53  $      0.46    $      1.48      $      1.20

Cash Dividends per Share                                        $     0.095  $     0.085    $     0.285      $     0.255

Weighted Number of Shares Outstanding                            30,974,994   33,107,380     31,262,294       33,100,867

See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                  (Unaudited)

                                                            For The Nine Months Ended
                                                                  September 30,
                                                      ---------------------------------------
                                                        1996                           1995
OPERATING ACTIVITIES
Net Income                                           $  46,276                      $  39,657
Adjustments to Reconcile Net Income to Net
   Cash Provided by Operating Activities:
   Depreciation                                         19,804                         20,174
   Amortization and provision for obsolescence             742                            675
   Provision for uncollectible accounts                    (55)                           (10)
   Amortization of engine overhauls                      4,985                          5,997
   Deferred income taxes                                   517                          2,277
   Other                                                   (23)                           (91)
Changes in Operating Assets and Liabilities:
   Accounts Receivable                                   1,142                         (5,513)
   Expendable parts                                     (2,082)                           161
   Other assets                                          1,218                         (1,673)
   Accounts payable                                        437                          1,310
   Other liabilities                                    (1,096)                         2,132
   Accrued compensation and related liabilities          1,326                          3,505
   Accrued interest payable                               (705)                           (85)
   Income taxes payable                                  4,414                          1,873
                                                     ---------                      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES               76,900                         70,389

INVESTING ACTIVITIES
Purchase of Marketable Securities                     (189,353)                      (157,745)
Proceeds from Sale of Marketable Securities            184,277                        143,461
Decrease in Restricted Cash                                265                            265
Proceeds from Disposal of Property and Equipment         4,855                          4,726
Purchases of Property and Equipment including
   Advance Payments                                    (11,603)                       (11,548)
Other                                                      233                           (667)
                                                     ---------                      ---------
NET CASH USED IN INVESTING ACTIVITIES                  (11,326)                       (21,508)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt                   (24,196)                       (22,046)
Dividends Paid                                          (8,884)                        (8,428)
Acquisition of Treasury Stock                          (22,920)                       (11,674)
                                                     ---------                      ---------
NET CASH USED IN FINANCING ACTIVITIES                  (56,000)                       (42,148)

INCREASE IN CASH AND CASH EQUIVALENTS                    9,574                          6,733
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        66,403                         42,527
                                                     ---------                      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  75,977                      $  49,260
                                                     ---------                      ---------

See notes to condensed consolidated financial statements.

                       ATLANTIC SOUTHEAST AIRLINES, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position as of September 30, 1996 and results of operations for the nine-month periods ended September 30, 1996 and 1995 and cash flows for the nine-month periods ended September 30, 1996 and 1995. The accounting adjustments contained in the financial statements are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for Form 10-Q. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements and the notes thereto included in the 1995 Annual Report on Form 10-K filed by the Company with the SEC under the Securities Exchange Act of 1934 on April 1, 1996.

2. Results of operations for the nine-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the year.

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

Liquidity and Capital Resources

         Working capital increased to $156.8 million with a current ratio of 3.3:1 at September 30, 1996 compared with working capital of $141.7 million and a current ratio of 3.1:1 at December 31, 1995. The change in working capital of $15.1 million for the nine months ended September 30, 1996 was primarily due to $76.9 million in cash from operations and $4.9 million of proceeds from the disposal of fixed assets offset by an $11.6 million investment in property and equipment, $24.2 million of debt retirement, $8.9 million of dividends paid and $22.9 million of common stock repurchases.

          The Company has an unsecured line of credit totaling $8 million with one of its banks. As of September 30, 1996, $.7 million of this line was committed to support a letter of credit. The remainder is available for general working capital purposes on an as needed basis. As of September 30, 1996, there were no outstanding amounts against the line of credit.

         At September 30, 1996, the Company operated a fleet of 63 owned aircraft and 17 leased aircraft; and provided service to 36 markets from the Atlanta hub and to 23 markets from the Dallas/Fort Worth hub. Four of these markets are served by the Company from both hubs. The Company has announced plans to terminate service between the Dallas/Fort Worth hub and Abilene and San Angelo, Texas, effective January 1, 1997. The termination of service to these markets will not significantly adversely impact the Company. The aircraft used in providing this service will be redeployed for use in the Company's Atlanta hub.

         Total assets were down by $4.8 million to $507.9 million at September 30, 1996 primarily due to a $13.8 million increase in current assets offset by an $18.4 million decrease in net property and equipment. An increase of $14.6 million in cash, cash equivalents and marketable securities contributed to the upward movement in current assets. Flight equipment decreased primarily due to the sale of Dash-7 and Bandeirante aircraft and engines which had been previously phased-out of operations. Other property and equipment increased primarily due to approximately $5 million of costs related to the relocation of the Company's operations to Concourse C at the Atlanta airport.

         The Company is in the process of repainting and refurbishing 37 of its Brasilia aircraft at a cost of approximately $2 million which will be expensed as incurred and funded from internal cash. This refurbishment began in March 1996 and should be completed during 1997.

         The long-term debt to equity ratio was .38:1 at September 30, 1996 compared with .48:1 at December 31, 1995. Long-term debt decreased to $101.4 million from $120.2 million at the end of 1995. The current portion of long-term debt decreased by

$5.4 million from December 31, 1995. Total debt declined by $24.2 million due to $22.5 million of scheduled debt payments and $1.7 million of accelerated debt retirement due to the loss of an aircraft. The debt related to this aircraft loss was paid with insurance proceeds.

         Shareholders' equity per share increased to $8.71 at September 30, 1996 from $7.98 at the end of 1995. Net worth increased $14.5 million due to net income of $46.3 million in the first nine months of 1996 offset primarily by dividends paid of $8.9 million and common stock repurchases of $22.9 million.

         For the third quarter of 1996, the Board of Directors declared a quarterly cash dividend of 9.5 cents per share compared with 8.5 cents per share for the similar period of 1995.

         Current maturities of long-term debt, future aircraft lease payments, compliance with FAA directives and other capital expenditures for 1996 will be funded from the Company's cash reserves and internally generated funds.

         In May 1994, the Board of Directors authorized the Company to repurchase up to $50 million of its common stock on the open market at any time on or before December 31, 1995 and received special consent from its lenders to consummate the purchases. The Company repurchased, at December 31, 1995, approximately $49.3 million of its common stock in conjunction with the authorization. Another $6.1 million of common stock was purchased through December 31, 1995 under the then existing provisions of the Company's loan agreements that limited the amount of stock repurchased and payment of dividends in the aggregate generally to 30% of average annual earnings. In November 1995, the Board of Directors authorized the Company to repurchase up to an additional $50 million of its common stock on the open market during 1996 and received special consent from its lenders to consummate the purchases. As of September 30, 1996, the Company had repurchased approximately $2.8 million of its common stock in conjunction with the then existing limitations under the loan agreements and approximately $20.1 million under the additional $50 million authorization. The stock repurchased will be held as treasury stock until canceled in connection with the proposed reorganization discussed in the next paragraph.

         In May, 1996, the Board of Directors approved the Company's plans to proceed with the actions necessary to establish a holding company structure. A holding company structure is common in the airline industry today and provides a more flexible corporate organization than the Company's current corporate structure. The Company determined that, in order to be in a position to take timely advantage of any future opportunities, it was in the best interests of the Company and its shareholders to proceed with the proposed reorganization. The holding company structure will make available to the holding company and its subsidiaries a greater selection of financing, acquisition and organizational alternatives. The holding company structure will provide greater flexibility by permitting the holding company to acquire additional businesses directly, rather than through the Company, thereby permitting these businesses to remain independent of the Company's present operations and free from any direct constraints imposed on the Company by financing arrangements, regulatory requirements or otherwise. On September 30, 1996, the Company filed a Registration Statement on S-4 with the Securities and Exchange Commission ("SEC") and filed Amendment No. 1 to Form S-4 on November 7, 1996. The Company plans to hold a special meeting of shareholders on December 19, 1996 at which time the shareholders of the Company, as of the October 25th record date, will be asked to vote upon a proposal to approve a corporate reorganization that will include the creation of a parent holding company, ASA Holdings, Inc. The Company's Board of Directors has unanimously approved and recommended that the shareholders approve the proposed reorganization. After completion of the proposed reorganization, the Company and its wholly owned subsidiary, ASA Investments, Inc., will each become wholly owned subsidiaries of ASA Holdings. As part of the reorganization, the Company will dividend all of the shares of ASA Investments' capital stock to ASA Holdings. This dividend will provide ASA Holdings with approximately $150 million of assets that will be free of the restrictive covenants in the Company's credit agreements and lease arrangements. The Company's material lenders and lessors have consented to the reorganization where the credit agreements and lease arrangements make such consent necessary. Upon consummation of the reorganization on December 31, 1996, each issued and outstanding share of the Company's common stock, other than treasury stock held by the Company, will be automatically converted into one share of ASA Holdings' common stock, and the current shareholders of the Company will automatically become shareholders of ASA Holdings. It will not be necessary for the Company's shareholders to exchange their existing certificates for certificates representing shares of ASA Holdings' common stock. The shares of the Company's common stock that the Company has repurchased and held as treasury stock before the reorganization will be canceled.

         On August 21, 1995, the Company suffered a tragic loss when one of its flights crashed. There were 26 passengers and 3 crew members on board that flight. Of those individuals, there were 9 fatalities (including 1 crew member), 12 individuals who either were not hospitalized or were released the day after the crash with minor injuries, and 8 individuals who were more seriously injured. No one was injured or killed on the ground. The crash also caused minor damage to a few trees adjacent to the pasture upon which the plane came to rest. The Company had the crash site cleaned in accordance with the Environmental Protection Agency's guidelines and regulations. The Company has received insurance proceeds from its insurance company related to the loss of the value of the aircraft hull, and the debt related to this aircraft was paid with part of these insurance proceeds. A number of claims and lawsuits have been filed in connection with this matter. The cause of the accident is still under investigation by the National Transportation Safety Board. However, management believes and preliminary findings indicate that the accident may have been caused by a fatigue failure in one of the propellers. The propeller manufacturer (through its insurer) has agreed to address all claims arising from this accident without acknowledging fault. Accordingly, management does not believe that the Company has any liability in this matter, based on the factual information currently available to it. Therefore, the Company has not accrued a liability for potential claims. Further, the Company maintains insurance coverage which it believes, based on the factual information currently available to it, is sufficient to cover claims associated with this incident if the Company were found to be at fault.

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



Results of Operations
For the three months ended September 30, 1996 and 1995

         Total revenues increased 12% to $94.7 million compared with $84.2 million for the third quarter of 1995. Passenger revenue was up 13% to $92.7 million primarily due to a 13% increase in revenue passenger miles ("RPMs") flown. RPMs were higher due to the number of passengers carried increasing 18% while the average trip length decreased 4%. In late 1995, the Company replaced Delta Air Lines' service to several markets with the BAe-146 jet aircraft. Higher passenger traffic for the third quarter of 1996 was largely attributable to greater capacity provided by the BAe-146 jet aircraft. The Company's load factor for the three months ending September 30, 1996 was 49.0% compared with 45.6% for the same period in 1995. The average passenger yield remained relatively constant in comparision with the same period in 1995. The average passenger fare decreased by 4% to $99.44 for the third quarter of 1996. Passenger fare varies based on a number of factors including competition, fare discounting and economic conditions.

         Net income of $16.5 million for the third quarter of 1996 was up 9% compared with $15.1 million for the similar period of 1995, while net income per share increased 15% to $.53 per share compared with $.46. Average shares outstanding during the third quarter of 1996 decreased 6% to 31.0 million compared with 33.1 million for the similar period of 1995. This decrease was due to the repurchase of common stock by the Company under the authorized stock repurchase program. Net income for the third quarters of 1996 and 1995 included after-tax credits of $1.8 million or $.06 per share and $1.0 million or $.03 per share, respectively, associated with the Company's Stock Appreciation Rights Plan ("SARs"). These credits are due to decreases in the Company's stock price during the quarters. Excluding SARs, third quarter 1996 net income would have been $14.7 million, or $.47 per share while 1995 net income would have been $14.1 million or $.43 per share.

          Operating expenses increased 13% to $69.2 million for the quarter ended September 30, 1996. The Company increased capacity (available seat miles "ASM's") by 5%, and experienced an 8% increase in the cost per ASM flown to
15.3 cents in the third quarter of 1996 compared with 14.2 cents in the third quarter of 1995. Excluding pre-tax SARs credits of $3.0 million and $1.6 million for the third quarters of 1996 and 1995, operating cost per ASM would have been approximately 15.9 cents and 14.5 cents, respectively. Operating cost per ASM is higher primarily due to more expensive jet fuel, higher marketing related expenses, increased maintenance costs for the E-120 turbo-prop fleet, and rent on the BAe-146 jet aircraft. These jets are currently being flown over shorter haul routes, and therefore the BAe-146 rent expense per ASM is higher than the Company's system average.

          The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the three month periods ended September 30, 1996 and 1995:


                                      Cost per ASM      % Operating Cost
                                      Quarter Ended       Quarter Ended
                                      September 30,       September 30,
                                    ------------------------------------
                                     1996       1995      1996      1995
                                     -----------------------------------
Labor and related                     3.5c.      3.7c.     23%       26%
Fuel                                  1.9        1.4       12        10
Direct maintenance                    2.4        2.4       16        17
Passenger related                     2.1        1.7       13        12
Depreciation and aircraft rent        2.4        2.1       16        15
Other                                 3.0        2.9       20        20
                                     ----------------------------------
Total operating expense              15.3c.     14.2c.    100%      100%


         Labor and related costs decreased to $16.0 million for the third quarter of 1996 compared with $16.2 million for the same period in 1995. The average number of employees during the quarters grew 9% from 2,236 to 2,433 as of September 30, 1996. Included in the third quarter of 1996 is a $3.0 million credit to expense associated with the Company's SARs due to a 22% decrease in the Company's stock price, while the third quarter of 1995 includes a $1.6 million credit to expense for SARs also due to a 22% decrease in the Company's stock price. Labor and related costs per ASM without the SARs adjustments would have been 4.2 cents for the 3 months ending September 30, 1996, and 4.1 cents for the same quarter in 1995.

         Fuel expense increased to 1.9 cents per ASM for the third quarter of 1996 compared with 1.4 cents per ASM for the quarter ended September 30, 1995. Fuel expense increased $2.6 million spread over a 5% increase in ASMs. The average price per gallon, including taxes and into plane fees, increased 26% to
76.0 cents from 60.3
cents primarily due to higher crude oil prices and the additional transportation fuel tax of 4.3 cents per gallon which began October 1, 1995. In addition, the number of gallons of fuel used increased 14% primarily due to the use of the jet aircraft on short-haul trips.

         Direct maintenance cost, excluding labor and related expenses, increased 6% to $10.8 million for the quarter ended September 30, 1996. This increase was due primarily to a 5% increase in capacity and increased maintenance inspections and overhauls of time controlled components. The Company's E-120 turbo-prop fleet is aging and requires more frequent maintenance, while the leased BAe-146 jet aircraft are maintenance mature aircraft that are under maintenance plans. Charges are incurred for each hour that the airframe, engines, landing gear, etc. are flown, and the charges for these maintenance plans are expensed when paid.

         Passenger related expenses, which includes a majority of the expenses under the caption "Promotion, sales and advertising" on the Company's Income Statement, increased by $2.1 million for the quarter ended September 30, 1996 compared with the same quarter last year. This increase was primarily attributable to an increase of $1.7 million in travel agency commissions and credit card discounts. Higher agency commissions are directly related to the 18% increase in passengers carried in 1996 versus 1995. Beginning October 1, 1995, Delta Air Lines began charging the Company higher credit card fees. Passenger related fees were 10% of passenger revenue in 1996 and 9% for the similar period in 1995.

         Depreciation and aircraft rent increased 21% to $11.0 million for the quarter ended September 30, 1996. This increase was due primarily to aircraft rent associated with the three Brasilia aircraft and four BAe 146 aircraft leased during the fourth quarter of 1995, as well as the fifth BAe 146 aircraft leased in January 1996.

         Other expenses increased $1.1 million for the quarter ended September 30, 1996 compared with the same quarter last year. The increase was due primarily to higher airport rent expense, security fees, pilot simulator training cost, and interrupted trip, denied boarding and baggage claim expenses.

         Interest income decreased by 14% to $2.8 million for the third quarter of 1996 primarily due to lower interest rates. Interest expense decreased by 21% to $1.4 million for the quarter ended September 30, 1996 compared with the same quarter last year. This decrease was due to lower floating interest rates and less debt outstanding.

         The break-even load factor increased to 35.1% for the three months ended September 30, 1996 compared with 32.4% for the same period last year. This increase was primarily the result of higher operating expenses.


For the nine months ended September 30, 1996 and 1995

         Total revenues for the nine months ended September 30, 1996 increased 17% to $288.3 million compared with $246.2 million for the same period of 1995. Passenger revenue increased 18% to $282.0 million in the first nine months of 1996 primarily due to a 16% increase in RPMs flown and a 2% increase in the average yield per passenger mile. The number of passengers carried was up 21% while the average passenger trip length decreased 4%. In late 1995, the Company replaced Delta Air Lines' service to several markets with the BAe-146 jet aircraft. Higher passenger traffic in 1996 was largely attributable to greater capacity provided by the BAe-146 jet aircraft. The Company's load factor for the nine months ending September 30, 1996 was 49.4% compared with 45.0% for the same period in 1995.

         The Company's net income for the first nine months of 1996 increased 17% to $46.3 million or $1.48 per share compared with $39.7 million or $1.20 per share for the same period in 1995. Average shares outstanding during the nine months ending September 30, 1996 decreased 6% to 31.3 million compared with 33.1 million for the similar period of 1995. This decrease in the number of shares outstanding was due to the repurchase of common stock by the Company under the authorized stock repurchase program. Net income for 1996 and 1995 included after-tax accruals of $.4 million or $.01 per share and $1.7 million or $.05 per share, respectively, associated with the Company's SARs. These accruals are due to increases in the Company's stock price during the first nine months of each year. Excluding SARs, net income would have been $46.7 million or $1.49 per share for the first nine months of 1996 compared with $41.4 million or $1.25 per share for the same period in 1995.

         Operating expenses increased 17% during the nine month period ended September 30, 1996. The Company increased capacity ("ASM's") by 6% and experienced a 10% increase in the cost per ASM to 16.2 cents from 14.7 cents. The nine months ending September 30, 1996 included a $.7 million charge to expense associated with SARs due to a 2% increase in the Company's stock price. The first nine months of 1995 had a $2.7 million charge for SARs due to a 51% increase in the stock price. Excluding the effect of SARs for both periods, operating costs per ASM flown would have been 16.1 cents for 1996 compared with
14.4 cents for 1995. Operating costs per ASM are higher primarily due to more expensive jet fuel, higher marketing related expenses, increased maintenance costs for the E-120 turbo-prop fleet, and rent on the BAe-146 jet aircraft. These jet aircraft are currently being flown over shorter haul routes, and therefore the BAe-146 rent expense per ASM is higher than the Company's system average.

         The following table compares components of operating cost per ASM and operating expense as a percentage of total operating expense for the nine month periods ended September 30, 1996 and 1995:

                                                Cost per ASM                    % Operating Cost
                                                Year to Date                      Year to Date
                                                September 30,                     September 30,
                                           -------------------------------------------------------
                                           1996             1995             1996             1995
                                           -------------------------------------------------------
Labor and related                           4.2c.            4.3c.            26%              29%
Fuel                                        1.8              1.4              11                9
Direct maintenance                          2.5              2.3              15               16
Passenger related                           2.1              1.7              13               12
Depreciation and aircraft rent              2.4              2.1              15               14
Other                                       3.2              2.9              20               20
                                           -------------------------------------------------------
Total operating expense                    16.2c.           14.7c.           100%             100%

         Labor and related costs increased 3% to $56.2 million for the nine months ended September 30, 1996 from $54.5 million for the nine months ended September 30, 1995. The average number of employees grew 8% from 2,215 to 2,399 as of September 30, 1996. As previously mentioned, the first nine months of 1996 included a $.7 million charge for SARs expense while the same period of 1995 included a $2.7 million charge to expense. Excluding these adjustments, the cost per ASM would have been 4.1 cents in 1996 and 1995. Labor and related expenses as a per cent of total operating costs would have been 26% and 28% for 1996 and 1995, respectively.

         Fuel expense increased to 1.8 cents per ASM for the first nine months of 1996 compared with 1.4 cents per ASM for the same period in 1995. Fuel expense increased $6.8 million spread over a 6% increase in ASMs. The average price per gallon, including taxes and into plane fees, increased 24% to 73.8 cents from 59.7 cents primarily due to the increase in crude oil prices during 1996 and the additional 4.3 cent per gallon transportation fuel tax imposed by the U.S. government beginning October 1, 1995. In addition, the number of gallons of fuel used increased 13% primarily due to the use of the jet aircraft on short-haul trips.

         Direct maintenance cost, excluding labor and related expenses, increased 16% to $33.7 million for the nine months ended September 30, 1996. This increase was due primarily to a 6% increase in capacity and increased maintenance inspections and overhauls of time controlled components. The Company's E-120 turbo-prop fleet is aging and requires more frequent maintenance, while the leased BAe-146 jet aircraft are maintenance mature aircraft that are under maintenance plans. Charges are incurred for each hour that the airframe, engines, landing gear, etc. are flown, and the charges for these maintenance plans are expensed when paid.

         Passenger related expenses, which includes a majority of the expenses under the caption "Promotion, sales and advertising" on the Company's Income Statement, increased by $6.4 million for the nine months ended September 30, 1996 compared with the same period of 1995. This increase was primarily due to an increase in travel agency commissions and credit card discounts of $4.8 million and an increase in reservation fees of $1.2 million. These expenses are directly related to the 21% increase in passenger carried in 1996 versus 1995. Passenger related fees were 10% of passenger revenue for the first nine months of 1996 compared with 9% for the similar period in 1995. Delta Air Lines began charging the Company higher fees for reservation service/systems in April 1995 and higher credit card fees in October 1995.

         Depreciation and aircraft rent increased 20% to $32.4 million for the nine months ended September 30, 1996. This increase was due primarily to aircraft rent associated with the three Brasilia aircraft and four BAe 146 aircraft leased during the fourth quarter of 1995, as well as the fifth BAe 146 aircraft leased in January 1996.

         Other expenses increased $6.6 million for the nine months ended September 30, 1996 compared with the same months in 1995. The increase was due primarily to higher passenger liability insurance premiums, pilot simulator training cost, airport rent expense, security fees, and interrupted trip, denied boarding and baggage claim expenses.

         Interest income decreased by 9% to $8.1 million due to lower interest rates. Interest expense decreased by 24% to $4.5 million for the nine months ending September 30, 1996 compared with the same period of 1995. This decrease was due to lower floating interest rates and less debt outstanding.




Part II - Other Information

Item 6.         Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

       10(a)    Letter Agreement dated February 19, 1987 from Delta Airlines, Inc.
                ("Delta) and agreed to and accepted by Atlantic Southeast Airlines,
                Inc. ("Airlines") (confidential treatment requested).

       10(b)    Amendment to the Delta Connection Agreement dated December 17, 1987, between Delta and Airlines (confidential treatment requested).

       10(c)    Amendment to the Delta Connection Agreement effective July 1, 1988, between Delta and Airlines (confidential treatment requested).

       10(d) Amendment to the Delta Connection Agreement dated March 4, 1992, between Delta and Airlines (confidential treatment requested).

       10(e)    Amendment to the Connection Carrier Agreement dated as of August 1,
                1994, between Delta and Airlines (confidential treatment requested).

       10(f)    Fourth Amendment To Credit Agreement (the "Amendment to December 1986
                Credit Agreement") dated September 17, 1996, by and among the
                Airlines, ASA Investments, Inc., a Delaware Corporation
                ("Investments"), Manufacturers Leasing International Corp. ("MHLI"),
                Bank of America Illinois [formerly known as Continental Bank N.A. and
                Continental Illinois National Bank and Trust Company of Chicago],
                NationsBank, N.A. (South) [formerly known as NationsBank of Georgia,
                N.A. and Citizens and Southern National Bank], National Bank of
                Canada, the Royal Bank of Canada, Canadian Imperial Bank of Commerce
                ("CIBC"), Kawasaki Leasing, (USA) Inc. as successor in interest to
                Kawasaki Leasing International, Inc. [formerly known as Kawasaki Lease
                Financing Inc.] ("Kawasaki Leasing"), Southtrust Bank of Georgia, N.A.
                [formerly known as First American Bank of Georgia, N.A.] (all of such financial institutions are hereinafter collectively referred to as the
                "December 1986 Credit Agreement Lenders"), amending the Credit
                Agreement dated December 24, 1986, among Airlines, Investments and the
                December 1986 Credit Agreement Lenders (confidential treatment requested).

       10(g)    Termination of Guaranty (the "December 1986 Guaranty Termination
                Agreement") dated as of September 17, 1996, by and among
                Investments and the December 1986 Credit Agreement Lenders,
                terminating the Guaranty dated December 24, 1986, among Investments and the December 1986 Credit Agreement Lenders.

       10(h)    Third Amendment To Credit Agreement(the "Amendment to April 1987
                Credit Agreement") dated September 17, 1996, by and among
                Airlines, Investments, MHLI, Kawasaki Leasing, and Credit Lyonnais,
                Cayman Islands Branch (all of such financial institutions are hereinafter collectively referred to as the "April 1987
                Credit Agreement Lenders"), amending the Credit Agreement dated April
                23, 1987, among Airlines, Investments and the April 1987 Credit
                Agreement Lenders (confidential treatment requested).

       10(i)    Termination of Guaranty (the "April 1987 Guaranty Termination
                Agreement") dated as of September 17, 1996, by and among Investments and the December 1986 Credit Agreement Lenders, terminating the
                Guaranty dated April 23, 1987, among Investments and the April 1987
                Credit Agreement Lenders.

       10(j)    First Amendment To Credit Agreement (the "Amendment to June 1990
                Credit Agreement") dated September 13, 1996, between Airlines and Bank of America National Trust and Savings Association ("Bank of America"),
                amending the Credit Agreement dated June 15, 1990, among Airlines and
                Bank of America (confidential treatment requested).

       10(k)    Termination of Guaranty (the "June 1990 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among
                Investments and Bank of America, terminating the Guaranty dated June
                15, 1990, among Investments and Bank of America.

       10(l)    Second Amendment To Credit Agreement (the "Amendment to December 1990
                Credit Agreement") dated September 13, 1996, between Airlines and
                Wachovia Bank of Georgia, N.A. ("Wachovia"), amending the Credit
                Agreement dated December 1, 1990, among Airlines and Wachovia
                (confidential treatment requested).

       10(m)    Termination of Guaranty (the "December 1990 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among Investments and Wachovia, terminating the Guaranty dated December 1, 1990, among
                Investments and Wachovia.

       10(n)    First Amendment To Credit Agreement (the "Amendment to February
                1991 Credit Agreement") dated September 13, 1996, between Airlines and Bank of America, amending the Credit Agreement dated
                February 25, 1991, among Airlines and Wachovia (confidential treatment requested).

       10(o)    Termination of Guaranty (the "February 1991 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among Investments and Bank of America, terminating the Guaranty dated February 25, 1991, among Investments and Bank of America.

       10(p)    First Amendment To Credit Agreement (the "Amendment to April 1991
                Credit Agreement") dated September 13, 1996, between Airlines and Wachovia, amending the Credit Agreement dated April 19, 1991, among Airlines and Wachovia (confidential treatment requested).

       10(q)    Termination of Guaranty (the "April 1991 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among Investments and Wachovia, terminating the Guaranty dated April 19,
                1991, among Investments and Wachovia.

       10(r)    First Amendment To Credit Agreement (the "Amendment to June 1992
                Credit Agreement") dated September 13, 1996, among Airlines, Wachovia, in both its capacities as Lender and Agent, and the Bank of Tokyo -
                Mitsubishi, LTD., Atlanta Agency f/k/a The Bank of Tokyo, Ltd.,
                Atlanta Agency ("Bank of Tokyo"), amending the Credit Agreement June
                1, 1992, among Airlines, Wachovia and Bank of Tokyo (confidential treatment requested).

       10(s)    Termination of Guaranty (the "June 1992 Guaranty Termination
                Agreement") dated as of September 13, 1996, by and among Investments and Wachovia, terminating the Guaranty dated June 1, 1992, among
                Investments, Wachovia and Bank of Tokyo.

       10(t)    First Amendment To Credit Agreement (the "Amendment to April 1994
                Credit Agreement") dated September 11, 1996, among Airlines and
                SunTrust Bank, Atlanta, f/k/a Trust Company Bank ("SunTrust"), amending the Credit Agreement April 20, 1994, among Airlines and
                SunTrust (confidential treatment requested).

       10(u)    Termination of Guaranty (the "April 1994 Guaranty Termination Agreement")
                dated as of September 11, 1996, by and among Investments and
                Wachovia, terminating the Guaranty dated April 20, 1994, among
                Investments and SunTrust.

       11       Statement Re: Computation of Per Share Earnings

       27       Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K - There were no reports on Form 8-K filed for the quarter ended September 30, 1996.

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



Date: November 11, 1996